Form 10-Q
period 2011-05-31
ANVEX INTERNATIONAL, INC.
filed 2011-08-12
CIK 1514443

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-173039

ANVEX INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5030 (Primary Standard Industrial Classification Number)	99-0363866 (IRS Employer Identification Number)

Via Tingo, Marte y Los Cometas, conjunto Ceciliana, 5
Quito, Pichincha 170503
Ecuador
Tel: (702) 358-0509, Fax: (702) 509-5354
(Address and telephone number of registrant's executive office)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 12, 2011
Common Stock, $0.001	4,540,000

2 | Page

3 | Page

PART 1   FINANCIAL INFORMATION

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	May 31, 2011 (Unaudited)	February 28, 2011
Current Assets
Cash and cash equivalents	$ 805	$ 3,500

Total Assets	$ 805	$ 3,500

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$ 214	$ 3,500
Loan from shareholder	4,006	499

Total Liabilities	4,220	3,999

Stockholder’s Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	0	0
Deficit accumulated during the development stage	(6,915)	(3,999)
Total Stockholder’s Deficit	(3,415)	(499)

Total Liabilities and Stockholder’s Deficit	$ 805	$ 3,500

See accompanying notes to financial statements.

4 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2011	For the period from December 13, 2010 (Inception) to May 31, 2011

REVENUES	$ 0	$ 0

OPERATING EXPENSES
Professional fees	2,714	6,214
General and administrative expenses	202	202
Incorporation costs	-	499

TOTAL OPERATING EXPENSES	2,916	6,915
NET LOSS FROM OPERATIONS	(2,916)	(6,915)
PROVISION FOR INCOME TAXES	0	0

NET LOSS	$ (2, 916)	$ (6,915)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,500,000

See accompanying notes to financial statements.

5 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended May 31, 2011	For the period from December 13, 2010 (Inception) to May 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,916)	$ (6,915)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,286)	214
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,202)	(6,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,500
Loans from shareholder	3,507	4,006
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,507	7,506

NET INCREASE IN CASH	(2,695)	805
Cash, beginning of period	3,500	0
Cash, end of period	$ 805	$ 805
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

6 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Anvex International, Inc. (the "Company" or “Anvex”) was incorporated under the laws of the State of Nevada, U.S. on December 13, 2010. The Company intends to commence business operations in manufactured stone veneer distribution.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $805 of cash as of May 31, 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

7 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2011.

8 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Anvex does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at May 31, 2011 consisted of amounts owed to Cane Clark LLP.

NOTE 4 – LOAN FROM SHAREHOLDER

During the period ended May 31, 2011, the shareholder loaned $4,006 to the Company to help fund operations.  The loan is unsecured, non-interest bearing and due on demand.

The balance due to the shareholder was $4,006  as of May 31, 2011.

9 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 22, 2011, the Company issued 3,500,000 shares of common stock for cash proceeds of $3,500 at $0.001 per share.

There were 3,500,000 shares of common stock issued and outstanding as of May 31, 2011.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – INCOME TAXES

As of May 31, 2011, the Company had net operating loss carry forwards of approximately $6,915 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of May 31, 2011.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 9 – SUBSEQUENT EVENTS

In June 2011, the Company issued 1,040,000 shares of common stock for cash proceeds of $20,800 at $0.02 per share.

The Company’s management has analyzed its operations subsequent to May 31, 2011 through August 8, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

10 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ANVEX INTERNATIONAL, INC. was incorporated in the State of Nevada on December 13, 2010. We are engaged in the distribution of manufactured stone veneer, also known as cultured stone, produced in Ecuador.

Manufactured stone veneer is a decorative building material manufactured to replicate the look of natural stone. The names cultured stone, artificial stones, stacked stone veneer are also used for manufactured stone veneer. Molds of natural stone are used to form the shapes of the manufactured stone giving them the exact appearance of real stone. Manufactured stone veneer is fabricated by pouring a lightweight concrete mix to rubber forms of different style and then painted with a coloring process which makes it resemble real stone. The stone veneer produced is then attached to walls with special mortars and used as a decorative finish for the exterior and interior of homes and commercial buildings. The main advantages of manufactured stone veneer are unique style, lower cost, light weight, easy and installation, less damage to the structure. It is durable and maintenance-free.

Using manufactured stone veneer is a good idea for a number of situations and projects. Manufactured stone wall tiles come in a variety of sizes, colors, textures, finishes and styles, and this makes them ideal for various uses:

- Interior Uses

- Outdoor Uses

- Fireplaces and chimneys

- Borders and Skirting

11 | Page

Agreement with our Supplier

We executed Marketing and Sales Distribution Agreement dated February 23, 2011with RIVEF S.C., a private Ecuadorian company. According to the Agreement, RIVEF S.C. has agreed to supply manufactured stone veneer according to its current prices.

Our supplier, RIVEF S.C. is a distributor of manufactured stone veneer in Ecuador and other countries. RIVEF S.C. was founded in 2006 and distributes manufactured stone veneer produced in Ecuador. There are several manufactures of cultured stone in Ecuador as a high quality of the veneer as well as its cheap labor and sufficient calcium carbonate mines and sand stone used as raw material make the Ecuadorian manufactured stone veneer very competitive in the market. We intend to market and distribute their cultured stones in the North American market to developers, contractors, homebuilders, chain and retail stores and distributors of building materials.

Potential Customers

We expect that our potential clients will consist of the following:

1. contractors, homebuilders and developers;

2. retail outlets such as home restoration stores;

3. distributors that are responsible for marketing and selling wall tiles; and

4. wall tile suppliers and installers.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May  31, 2011 Compared to the period from Inception (December 13, 2010) to May 31, 2011

Our net loss for the three month period ended May 31, 2011 was $2,916 compared to a net loss of $6,915 during the period from inception (December 13, 2010) to May 31, 2011. During the three month period ended May 31, 2011, we did not generate any revenue.

During the three month period ended May 31, 2011, we incurred general and administrative expenses $202 and professional fees of $2,714 compared to $701 and 6,214 incurred during the period from inception (December 13, 2010) to May 31, 2011. General and administrative and professional fee expenses incurred during the three month period ended May  31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,500,000 for the three month period ended May 31, 2011.

12 | Page

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended May 31, 2011

As at May 31, 2011, our current assets were $805 compared to $3,500 in current assets at February 28, 2011. Current assets were comprised of $805 in cash. As at May 31, 2011, our current liabilities were $4,220. Current liabilities were comprised of $4,006 in loan from shareholder and $214 in accrued expenses.

Stockholders’ deficit increased from $499 as of February 28, 2011 to $3,415 as of May 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2011, net cash flows used in operating activities was $6,202 consisting of a net loss of $2,916 and decrease in accrued expenses of $3,286. Net cash flows used in operating activities was $6,701 for the period from inception (December 13, 2010) to May 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2011, cash flows provided by financing activities was $3,507, received from the loan from shareholder. For the period from inception (December 13, 2010) to May 31, 2011, net cash provided by financing activities was $7,506 received from proceeds from issuance of common stock and loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

13 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our February 28, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May  31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

14 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

15 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANVEX INTERNATIONAL, INC.
Dated: August 12, 2011	By: /s/ Anna Vechera
Anna Vechera, President and Chief Executive Officer and Chief Financial Officer

16 | Page