Form 10-Q
period 2011-08-31
ANVEX INTERNATIONAL, INC.
filed 2011-10-04
CIK 1514443

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 4, 2011
Common Stock, $0.001	4,540,000

2 | Page

3 | Page

PART 1   FINANCIAL INFORMATION

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	August 31, 2011 (Unaudited)	February 28, 2011
Current Assets
Cash and cash equivalents	$ 11,652	$ 3,500
Prepaid expenses	6,000	-

Total Assets	$ 17,652	$ 3,500

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ -	$ 3,500
Loan from shareholder	4,006	499

Total Liabilities	4,006	3,999

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,540,000 shares issued and outstanding (3,500,000 shares issued and outstanding as of February 28, 2011)	4,540	3,500
Additional paid in capital	19,760	0
Deficit accumulated during the development stage	(10,654)	(3,999)
Total Stockholder’s Equity	13,646	(499)

Total Liabilities and Stockholder’s Equity	$ 17,652	$ 3,500

See accompanying notes to financial statements.

4 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2011	Six months ended August 31, 2011	For the period from December 13, 2010 (Inception) to August 31, 2011

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	1,570	4,284	7,784
General and administrative expenses	2,169	2,371	2,371
Incorporation costs	-	-	499

TOTAL OPERATING EXPENSES	3,739	6,655	10,654
NET LOSS FROM OPERATIONS	(3,739)	(6,655)	(10,654)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (3,739)	$ (6,655)	$ (10,654)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,413,043	3,956,522

See accompanying notes to financial statements.

5 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended August 31, 2011	For the period from December 13, 2010 (Inception) to August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,655)	$ (10,654)
Prepaid expenses	(6,000)	(6,000)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,500)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,155)	(16,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,800	24,300
Loans from shareholder	3,507	4,006
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,307	28,306

NET INCREASE IN CASH	8,152	11,652
Cash, beginning of period	3,500	0
Cash, end of period	$ 11,652	$ 11,652
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

6 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2011

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

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the period ended February 28, 2011. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the financial position results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of Six months or less to be cash equivalents. The Company had $11,652 of cash as of August 31, 2011.

7 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2011

 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2011.

8 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2011

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

NOTE 3 – LOAN FROM SHAREHOLDER

During the period ended August 31, 2011, the shareholder loaned $4,006 to the Company to help fund operations.  The loan is unsecured, non-interest bearing and due on demand.

The balance due to the shareholder was $4,006 as of August 31, 2011.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 22, 2011, the Company issued 3,500,000 shares of common stock for cash proceeds of $3,500 at $0.001 per share.

In June 2011, the Company issued 1,040,000 shares of common stock for cash proceeds of $20,800 at $0.02 per share.

There were 4,540,000 shares of common stock issued and outstanding as of August 31, 2011.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

9 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2011

 (Unaudited)

NOTE 6 – INCOME TAXES

As of August 31, 2011, the Company had net operating loss carry forwards of approximately $10,654 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $10,654 as of August 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to August 31, 2011 through September 15, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Month Period Ended August 31, 2011

Our net loss for the three  month period ended August 31, 2011 was $3,739. During the three month period ended August 31, 2011, we did not generate any revenue.

During the three month period ended August 31, 2011, we incurred general and administrative expenses $2,169 and professional fees of $1,570. General and administrative and professional fee expenses incurred during the three month period ended August 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,413,043  for the three month period ended August 31, 2011.

Six Month Period Ended August 31, 2011 Compared to the period from Inception (December 13, 2010) to August 31, 2011

Our net loss for the six month period ended August 31, 2011 was $6,655 compared to a net loss of $10,654 during the period from inception (December 13, 2010) to August 31, 2011. During the six month period ended August 31, 2011, we did not generate any revenue.

During the six month period ended August 31, 2011, we incurred general and administrative expenses $2,371 and professional fees of $4,284 compared to $2,371 and 7,784 incurred during the period from inception (December 13, 2010) to August 31, 2011. General and administrative and professional fee expenses incurred during the Six month period ended August 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,956,522 for the six month period ended August 31, 2011.

12 | Page

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended August 31, 2011

As at August 31, 2011, our current assets were $17,652 compared to $3,500 in current assets at February 28, 2011. Current assets were comprised of $11,652 in cash and $6,000 in prepaid expenses. As at August 31, 2011, our current liabilities were $4,006. Current liabilities were comprised of $4,006 in loan from shareholder.

Stockholders’ equity increased from $(499) as of February 28, 2011 to $13,646 as of August 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2011, net cash flows used in operating activities was $16,155 consisting of a net loss of $6,655, prepaid expenses of $6,000 and decrease in accrued expenses of $3,500. Net cash flows used in operating activities was $16,654 for the period from inception (December 13, 2010) to August 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Six month period ended August 31, 2011, cash flows provided by financing activities was $24,307 received from proceeds from issuance of common stock and loan from shareholder. For the period from inception (December 13, 2010) to August 31, 2011, net cash provided by financing activities was $28,306 received from proceeds from issuance of common stock and loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANVEX INTERNATIONAL, INC.
Dated: October 4, 2011	By: /s/ Anna Vechera
Anna Vechera, President and Chief Executive Officer and Chief Financial Officer

16 | Page