Form 10-Q
period 2011-11-30
ANVEX INTERNATIONAL, INC.
filed 2011-12-28
CIK 1514443

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 28, 2011
Common Stock, $0.001	4,540,000

2 | Page

3 | Page

PART 1   FINANCIAL INFORMATION

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	November 30, 2011 (Unaudited)	February 28, 2011
Current Assets
Cash and cash equivalents	$ 8,363	$ 3,500
Prepaid expenses	4,000	-

Total Assets	$ 12,363	$ 3,500

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ -	$ 3,500
Loan from shareholder	4,006	499

Total Liabilities	4,006	3,999

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,540,000 shares issued and outstanding (3,500,000 shares issued and outstanding as of February 28, 2011)	4,540	3,500
Additional paid in capital	19,760	0
Deficit accumulated during the development stage	(15,943)	(3,999)
Total Stockholder’s Equity (Deficit)	8,357	(499)

Total Liabilities and Stockholder’s Equity (Deficit)	$ 12,363	$ 3,500

See accompanying notes to financial statements.

4 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2011	Nine months ended November 30, 2011	For the period from December 13, 2010 (Inception) to November 30, 2011

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	1,300	5,584	9,084
General and administrative expenses	3,989	6,360	6,360
Incorporation costs	-	-	499

TOTAL OPERATING EXPENSES	5,289	11,944	15,943
NET LOSS FROM OPERATIONS	(5,289)	(11,944)	(15,943)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (5,289)	$ (11,944)	$ (15,943)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,540,000	4,149,600

See accompanying notes to financial statements.

5 | Page

ANVEX INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended November 30, 2011	For the period from December 13, 2010 (Inception) to November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (11,944)	$ (15,943)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase in prepaid expenses	(4,000)	(4,000)
Decrease in accrued expenses	(3,500)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(19,444)	(19,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,800	24,300
Loans from shareholder	3,507	4,006
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,307	28,306

NET INCREASE IN CASH	4,863	8,363
Cash, beginning of period	3,500	0
Cash, end of period	$ 8,363	$ 8,363
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

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

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited  financial statements and the notes thereto for the period ended February 28, 2011. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the financial position results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of Nine months or less to be cash equivalents. The Company had $8,363 of cash as of November 30, 2011.

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

7 | Page

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2011.

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

LOAN FROM SHAREHOLDER

During the period ended November 30, 2011, the shareholder loaned $4,006 to the Company to help fund operations.  The loan is unsecured, non-interest bearing and due on demand.

The balance due to the shareholder was $4,006 as of November 30, 2011.

COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 22, 2011, the Company issued 3,500,000 shares of common stock for cash proceeds of $3,500 at $0.001 per share.

8 | Page

In June 2011, the Company issued 1,040,000 shares of common stock for cash proceeds of $20,800 at $0.02 per share.

There were 4,540,000 shares of common stock issued and outstanding as of November 30, 2011.

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

INCOME TAXES

As of November 30, 2011, the Company had net operating loss carry forwards of approximately $15,943 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $15,943 as of November 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to November 30, 2011 through December 19, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

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

10 | Page

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

RESULTS OF OPERATIONS

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

Three Month Period Ended November 30, 2011

Our net loss for the three  month period ended November 30, 2011 was $5,289. During the three month period ended November 30, 2011, we did not generate any revenue.

During the three month period ended November 30, 2011, we incurred general and administrative expenses $3,989 and professional fees of $1,300. General and administrative and professional fee expenses incurred during the three month period ended November 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,540,000 for the three month period ended November 30, 2011.

Nine Month Period Ended November 30, 2011 Compared to the period from Inception (December 13, 2010) to November 30, 2011

Our net loss for the nine month period ended November 30, 2011 was $11,944 compared to a net loss of $15,943 during the period from inception (December 13, 2010) to November 30, 2011. During the nine month period ended November 30, 2011, we did not generate any revenue.

During the nine month period ended November 30, 2011, we incurred general and administrative expenses $6,360 and professional fees of $5,584 compared to $6,360 and $9,084 incurred during the period from inception (December 13, 2010) to November 30, 2011. General and administrative and professional fee expenses incurred during the Nine month period ended November 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,149,600 for the nine month period ended November 30, 2011.

11 | Page

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended November 30, 2011

As at November 30, 2011, our current assets were $12,363 compared to $3,500 in current assets at February 28, 2011. Current assets were comprised of $8,363 in cash and $4,000 in prepaid expenses. As at November 30, 2011, our current liabilities were $4,006. Current liabilities were comprised of $4,006 in loan from shareholder.

Stockholders’ equity increased from $(499) as of February 28, 2011 to $8,357 as of November 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2011, net cash flows used in operating activities was $19,444 consisting of a net loss of $11,944, increase in prepaid expenses of $4,000 and decrease in accrued expenses of $3,500. Net cash flows used in operating activities was $19,943 for the period from inception (December 13, 2010) to November 30, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Nine month period ended November 30, 2011, cash flows provided by financing activities was $24,307 received from proceeds from issuance of common stock and loan from shareholder. For the period from inception (December 13, 2010) to November 30, 2011, net cash provided by financing activities was $28,306 received from proceeds from issuance of common stock and loan from shareholder.

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

12 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

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

14 | Page

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

ANVEX INTERNATIONAL, INC.
Dated: December 28, 2011	By: /s/ Anna Vechera
Anna Vechera, President and Chief Executive Officer and Chief Financial Officer

15 | Page