Form 10-K
period 2011-12-31
ANVEX INTERNATIONAL, INC.
filed 2012-04-16
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No.  333-173039

ANVEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0363866
(State of Incorporation)	(I.R.S. Employer Identification No.)

8551 W. Sunrise Boulevard, Suite 304
Plantation, Florida 33322
(Address of Principal Executive Offices, Including Zip Code)

(954) 472-2340
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, par value $0.001 per share	OTCBB

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

The aggregate market value of the Registrant’s Common Stock, par value $0.001 per share, held by non-affiliates of the Registrant as of June 30, 2011, was $1,040.

As of April 16, 2012, the number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding was 2,821,000

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve numerous assumptions, risks and uncertainties, many of which are beyond our control.  Because our common stock is considered to be “penny stock” under the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we may not rely on the safe harbor created by the PSLRA with respect to forward –looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. Important factors that may cause actual results to differ from projections include without limitation:

•	our dependence on additional financing to continue as a going concern;

•	unexpected costs and operating deficits;

•	our lack of operating history;

•	our inability to generate revenues or profits from sales of our dispensers and chemical compound;

•	market acceptance of our product;

•	our inability to compete effectively in the beekeepers market;

•	governmental regulation and oversight, including our ability to qualify our chemical compound in various countries;

•	our ability to protect our technology through intellectual property rights; and

•	adverse results of any material legal proceedings.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and management objectives are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “plan,” “project,” “should,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements are based on information available at the time the statement was made. We undertake no obligation to update any forward-looking statements or other information contained in this report as a result of future events, new developments or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, these plans, intentions or expectations may not be achieved.

As used in this report, the terms “company,” “we,” “us” and “our” refer to Anvex International, Inc., a Nevada corporation, and its wholly owned subsidiary, Health Revenue Assurance Associates, Inc., a Nevada corporation.

ITEM 1.	BUSINESS

On February 10, 2012, Anvex entered into the Merger Agreement and completed the Merger.  Before their entry into the Merger Agreement, no material relationship existed between Anvex or Acquisition Sub and HRAA.

Pursuant to the terms and conditions of the Merger Agreement, and upon the consummation of the Merger:

●
Each share of HRAA’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1,271,111 shares of Anvex’s common stock.  An aggregate of 1,271,111 shares of Anvex’s common stock were issued to the holders of HRAA’s common stock.  Immediately prior to the Merger, HRAA had no outstanding securities other than shares of its common stock.

●
Anna Vechera resigned as Anvex’s sole officer and director, and simultaneously with the Merger, a new board of directors and new officers were appointed. Anvex’s new board of directors consists of Robert Rubinowitz, Andrea Clark and Keith Siddel, previously the directors of HRAA. In addition, immediately following the Merger, Andrea Clark was appointed as Anvex’s President and Chief Executive Officer, Robert Rubinowitz was appointed as Anvex’s Chief Operating Officer, Secretary and Treasurer and Keith Siddel was appointed as Anvex’s Chief Marketing Officer.

●
Prior to the closing of the Merger and the closing on at least the Minimum Offering Amount (as defined below), Anvex transferred all of its operating assets and liabilities to Anvex Split Corp., a Nevada corporation and its wholly-owned (the “Split-Off Subsidiary”), and contemporaneously with the closing of the Merger, Anvex split-off the Split-Off Subsidiary through the sale of all of the outstanding capital stock of the Split-Off Subsidiary (the “Split-Off”) to its former sole officer and director (the “Split-Off Shareholder”).  In connection with the Split-Off, an aggregate of 3,500,000 shares of Anvex’s common stock held by the Split-Off Shareholder were surrendered and cancelled without further consideration.

The purposes of the transactions described in this Annual Report were to complete a reverse merger, obtain new financing and complete a recapitalization of the company with the result being that HRAA became a wholly-owned subsidiary of Anvex.  Anvex’s business operations will now focus on the business of HRAA and it management will be the management of HRAA.

This transaction was treated for accounting purposes as a reverse merger with HRAA considered the accounting acquirer.

Unless the context otherwise requires, all references in this Report to “we,’’ ‘‘us,’’ ‘‘our’’ and “the Company” refer collectively to Anvex International, Inc., a Nevada corporation, and its subsidiaries, including HRAA, a private Maryland corporation, after giving effect to the Merger, the Split-Off and the closing on at least the Minimum Offering Amount.

Private Placement Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, we sold 206,183 shares of our common stock, $0.001 par value (the “Shares”) for gross proceeds of $663,907.25 at a purchase price of $3.22 per share (the “Purchase Price”) in a private placement offering (the “Offering”). The Offering was being offered with a minimum amount of $470,000 (the “Minimum Offering Amount”) and up to a maximum of $1,500,000 (the “Maximum Offering Amount”).

On April 12, 2012, we closed the Offering by selling an additional $346,040 at the purchase price of $3.22 and issuing 107,466 shares of Common Stock. The total raised in the Offering was $1,009,947.25.

The shares of common stock issued to the former stockholders of HRAA in connection with the Merger were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold absent registration or an applicable exemption from the registration requirements. We have not committed to registering these shares for resale. Certificates representing these shares contain a legend stating the restrictions applicable to such shares.

Our Business

We are a health information management services company specializing in optimizing revenue integrity programs for hospitals and their physicians by providing contract coding, quality coding services, defense auditing for Recovery Audit Contractors (RAC) and Office of Inspector General (OIG) audits, education, and revenue consulting services.  Our goal is to provide timely, accurate and meaningful services with technology and information to support the performance of revenue integrity for hospitals, free-standing surgical centers and physician offices throughout the country.

We primarily work with hospitals, physicians and other medical facilities in providing coding services relating to such medical facilities’ process for receiving reimbursement from insurance companies, Medicare and Medicaid. Specifically, our business is focused on offering medical providers with services such as contract coding, billing and coding audits, education services and courses for medical providers, general consulting services and ICD-10 transition guidance. We have provided services for over 900 hospitals across the United States, including NYU Medical Center, Stanford Medical Center, University Medical Center of Tucson Arizona, Hartford Hospital and Henry Ford Medical Center.

ICD-10 Transition

In the short term, the main focus of our business will be with respect to the ICD-10 coding transition. In that regard, our potential clients are  all hospitals and medical providers currently maintain coding personnel in some form that are primarily responsible for seeking reimbursement for patients’ procedures. The current system in place that drives the appropriate medical codes from hospitals/medical facilities to insurance companies is called ICD-9, which was implemented over 30 years ago.

In January 2009, the United States Department of Health and Human Services (“HHS”) published a final rule which mandated a change in medical coding in United States health care settings from the current system, International Classification of Diseases, 9th Edition, Clinical Modification (ICD-9-CM), to the International Classification of Diseases, 10th Edition, Clinical Modification/Procedure Coding System (ICD-10-CM/PCS). Compliance with this ruling was to be achieved by October 1, 2013.  The new, mandated version expands the number of codes from 24,000 to 155,000, making it more precise and descriptive and more accurately describing the diagnoses and inpatient procedures of care delivered.  The transition to ICD-10-CM/PS will require significant business and systems changes throughout the health care industry and will impact all processes and people from finance to compliance to doctors.

On April 9, 2012, as published in the Federal Register, citing concerns about the ability of provider groups to meet the looming compliance deadline to adopt ICD-10-CM/PCS, HHS announced a proposed rule which would delay the implementation date by 1 year to October 1, 2014. Interested parties now have the ability to comment during a period ending 30 days after the date of the announcement. HHS then has a 60 day period to review and issue its final decision regarding the final implementation date.

The Company anticipates significant revenue growth from the implementation of ICD-10-CM/PCS, whether implemented in October 1, 2013 or the newly proposed effective date of October 1, 2014.

We believe that we are uniquely capable of providing consulting and related services with respect to the ICD-10 coding transition due to the potential issues that we believe medical providers will experience due to the transition. In that regard, we believe the following are some of the issues that will be experienced due to the changeover:

●	The new system will require time, money and commitment by over 6,000 hospitals, 600,000 physicians and every health insurance provider in the United States.
●	Re-education and training of every Health Information Management (HIM) department is required of every hospital and medical facility in the United States.
●	All claims submitted by hospitals and physicians for reimbursement without utilizing ICD-10 will result in immediate rejection and non-payment.
●	Hospitals and medical facilities will incur massive backlogs in their billing and coding departments. Backlog in coding will lead to greater time between payments and crippling financial deficits.
●	There will likely be an increase in coding errors, resulting in incorrect payments that can lead to hefty fines.
●
Initial estimates based on other countries that have already converted to ICD-10 predict a 50% loss of productivity due to the complexity of the new system - a result of more time being allocated to the preparation of each individual patient case.

●
The sheer number of codes and time for each entry will dramatically impact the workload.  Currently there are not enough coders to meet this demand, resulting in an ongoing shortfall, with an accelerating shortfall anticipated after ICD-10 is implemented.

●	Every discipline in the hospital will be affected as they all revolve around the same coding system.
●
For each code in the ICD-9 format, there will be additional, more descriptive codes in the ICD-10 format. This will greatly increase the quality of patient care, but simultaneously put a burden on hospitals and their medical coders.

●	Currently under ICD-9, hundreds of millions of dollars of revenue are lost each year due to medical coding and billing errors.
●	The average age of a medical coder is 54. It is estimated that 20% of coders plan to retire or change activities because of this transition.

We believe we are able to provide hospitals and medical providers with the ability to effectively transition to ICD-10 and prevent massive backlogs that lead to crippling financial deficits.  Our team of certified coders provides hospitals with the expertise needed to successfully input the proper data set into the Health Information Management (HIM) system which drives reimbursement from insurance providers such as Medicare and Medicaid, as well as private insurance companies.  We offer above industry standards ICD-9 and ICD-10 training to coders, equipping them with the knowledge to effectively assign the appropriate codes. We also conduct medical billing audits, identifying risks of lost revenue and ensuring the correct amounts have been paid. In doing so, we shorten the revenue cycle and prevent financial stress on healthcare providers.

The transition from ICD-9 to ICD-10 is and will drastically affect the entire healthcare industry, especially patients, hospitals, medical facilities, physicians, insurance providers and the coding workforce. Our goal is to optimize revenue integrity by providing expert contract coding and consulting services to hospitals and medical facilities throughout the United States.  We will implement marketing tools in order to create our own brand identity and leverage this rapidly growing awareness of the upcoming switch to ICD-10 and the potential financial pressure a hospital will face if not properly prepared and trained.

We believe that the following tasks are essential to achieve ongoing success:

●	development of long lasting relationships with new clients and strengthen relationships with existing clients;
recruitment and proper training of qualified personnel;
●	appropriate fiscal planning and execution;
development of an extensive sales network;
●	effective and broad-reaching promotional programs;
connecting effectively with executive-level decision makers of hospitals and medical facilities;
●	accurately and efficiently audit the medical billing records to maximize revenue integrity;
ensure that we are supplying hospitals and medical facilities with top quality, certified medical coders;
●	developing and deploying dynamic and effective marketing strategies; and
informing healthcare professionals of the products, services and benefits of being an HRAA client.

In addition to the above, our ICD-10 coding transition services will also include the training of our client’s staff with respect to the ICD-10 coding system; providing coding resources while the client’s staff is undergoing training; coding resources to handle backlog as productivity levels drop off; and auditing resources to ensure retention and accuracy of the ICD-10 coding.

Products and Services

We provide our customers with customized, hands-on, strategy-focused and in-depth analysis of a hospital’s Revenue Cycle and their compliance, as well as APC and DRG coding and documentation audits. We also offer customized education and certification programs, chargemaster data integrity, reviews, and solutions yielding measurable results, increased productivity, reduced DNFB, improved APC accuracy and optimized Revenue Integrity. We are committed to providing the most intuitive Revenue Integrity solutions in the industry through various means including APC AuditPro™, our proprietary internal auditing technology for Outpatient claims. We offer and provide the following products and services:

Medical coding audits

We provide accurate and complete ICD-9 and ICD-10 diagnosis, which increases reimbursement efficiency and maintains compliance initiatives. Our audits increase quality control, revenue integrity, and prevent hefty fines for inaccurate or over-coding.

Contract Coding

We provide hospitals and physicians across the United States with the ability to outsource its coding to us. We will provide them with an experienced team of backlog coders to assist facility coding departments or to outsource the project altogether. Certified AHIMA & AAPC associates are fully trained in both ICD-9 and ICD-10 platforms and supply hospitals and physicians with medical coding and billing expertise, reducing the risk of error while maximizing accuracy, efficiency and profitability.

Education

We offer various training and educational opportunities to our clients, including Education Sessions, Hospital Boot Camps, Workshops, and Webinars.

Consulting

Our consulting services provide secure and effective solutions for complex regulatory challenges, internal inefficiencies and revenue cycle analysis.  We work side-by-side with hospitals and their physicians to collaborate on the right solution, which results in a detailed road map, ensuring that the process achieves revenue integrity.

Marketing

We will utilize the following sales and marketing methods to reach our target markets:

Direct Sales – In addition to our management building sales nationwide, we plan on hiring additional sales people who will target direct institutional healthcare facilities according to geographic area.

Independent Sales Agents – We plan on engaging sales agents throughout the country to sell on a commission plus salary basis. These individuals have background in the healthcare industry and will maintain high-level contacts with the senior management of the healthcare institutions.

Local, Federal and State Industry Associations – We plan on actively developing relationships with the hundreds of medical associations throughout the United States.

Trade Shows and Conferences – We plan on highlighting our products and services at trade shows and industry conferences across the United States, which provide access to key healthcare decision makers and client leads.

Internet Marketing & E-commerce Strategy – We plan to utilize web-based tools and Internet marketing methods to increase the brand name by search engine optimization, mining and partner links.

Public Relations and Branding – Our reputation has been well established in the industry as a result of the success of our founder, Andrea Clark.  We plan on expanding our presence in the public vision and in the healthcare industry by working hand in hand with a top public relations firm.

Stein Marcom Consulting Agreement

On January 17, 2011, HRAA entered into a consulting agreement with Stein Marcom Consulting (“Stein Marcom”), whereby Stein Marcom agreed to promote HRAA’s AuditPro software line (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Stein Marcom agreed to be the exclusive independent sales representative of HRAA with respect to the promotion of the AuditPro software line in the entire United States, except for the state of Florida. Stein Marcom received ten percent (10%) commission on software license fees and maintenance fees sold, and five percent (5%) commission on consulting service fees. The Consulting Agreement expired on January 17, 2012.

Subsidiaries

Following the Merger, HRAA became our wholly-owned subsidiary. HRAA has a Variable Interest Entity that it treats as a  subsidiary for accounting purposes, Dream Reachers, LLC. Dream Reachers, LLC, owns certain of the Company’s offices and is the borrower on a mortgage loan related to such offices.  Dream Reachers, LLC does not engage in real estate rental business.  Its offices are utilized by HRAA at no cost and HRAA pays the related mortgage’s principal and interest, taxes and maintenance.

Competition

Our competition includes companies such as Advance Computer Software Group PLC, Nexus AG, Mediware Info, SHL Telemedicine Ltd., Pro Medicus Ltd., Noemalife SpA, MedAssets, Medical Columbus AG, Clinical Computing PLC, and Medquist Inc.  However, while we exclusively dedicate our operations to providing coding and billing audits, consulting services, medical backlog coding and staffing, and ICD-10 educational and training services to hospitals and healthcare facilities, none of our competitors provide the full spectrum of these services, specifically backlog coding and staffing.

Regulatory Matters/Compliance

We are not aware of any need for any government approval of our principal products or services. We do not anticipate any governmental regulations on our business.

Intellectual Property

We have a patent on our computer software and technology relating to hospital claims auditing system and methods. We filed for this patent on October 13, 2006.

Employees

As of January 31, 2012, we had twenty-seven (27) full-time employees.  None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Corporation Information

Our principal executive offices are located at 8551 West Sunrise Blvd., Suite 304, Plantation, FL 33322. Our telephone number is (954) 472-2340 and our fax number is (954) 370-0157. Our website is www.healthrevenue.com.

Other Information

News and information about Anvex International, Inc. and our wholly owned subsidiary is available on and/or may be accessed through our website, www.healthrevenue.com.  In addition to news and other information about our company, we have provided access through this site to our filings with the Securities and Exchange Commission as soon as reasonably practicable after we file or furnish them electronically.  Information on our website does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file or furnish with the SEC.  You may also read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters is located in Plantation, Florida. The Company currently leases space located at 8551 W. Sunrise Boulevard, Unit 305, Plantation, Florida 33322. The lease is for a term of one-year beginning on September 1, 2011 and ending August 30, 2012. We have an option to renew the lease for 5 successive one-year terms. Our lease payments are a total of $55,767 for the entire term (or, $4,230 per month).

Dream Reachers, LLC, also owns property located at 8551 W. Sunrise Boulevard, Unit 304, Plantation, Florida 33322. This condominium is located adjacent to our corporate headquarters and we use it for employees and training. There was an original mortgage on the property in the amount of $192,500.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2011, we know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTCBB as of July 26, 2011, under the symbol “ANVX.” To date there has been no trading of our Common Stock.

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Shareholders

The approximate number of holders of record of our common stock as of December 31, 2011 was 2,821,000 including those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of December 31, 2011, we had 4,540,000 shares of common stock outstanding.

As of April 16, 2012, in connection with the closing of the reverse merger and PIPE transaction, we had 2,821,000 shares of common stock outstanding.

Dividends

We have never declared or paid dividends on our common stock. We do not intend to declare dividends in the foreseeable future because we anticipate that we will reinvest any future earnings into the development and growth of our business. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our Board of Directors in its discretion deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Anvex International, Inc. (“Anvex”) for the fiscal years ended December 31, 2011 and 2010, should be read in conjunction with the Selected Consolidated Financial Data, Anvex’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

On February 10, 2012, we entered into an Agreement and Plan of Merger and Reorganization with Health Revenue Acquisition Corp., a Maryland corporation and our wholly-owned subsidiary (“Acquisition Sub”), and Health Revenue Assurance Associates, Inc., a Maryland corporation (“HRAA”), pursuant to which Acquisition Sub was merged with and into HRAA, and HRAA, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”).

HRAA provides medical coding consulting services designed to support the performance of revenue integrity for integrated health systems, hospitals, ambulatory surgical centers and physician practices throughout the United States. The services provided include general consulting, education, training, medical coding auditing, actual medical coding input services, and software sales.

HRAA supports hundreds of major healthcare providers as well as non-profit and publicly owned community healthcare entities with contract coding, billing and coding audits, education, revenue cycle consulting, and transition services.

HRAA has one variable interest entity that it treats as a subsidiary, Dream Reachers, LLC, engaged in the rental of real estate.

We are subject to risks common to service providers and consulting companies, including competition and the ability to recruit, train, and put in place a sufficient quantity of proficient consultants and medical coders familiar with the requirements of IDC-10-CM/PCS, the uncertainty of future regulatory approvals and laws, the need for future capital and the retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Recent Developments

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods.

ICD-10-CM/PCS

In January 2009, the United States Department of Health and Human Services (“HHS”) published a final rule which mandated a change in medical coding in United States health care settings from the current system, International Classification of Diseases, 9th Edition, Clinical Modification (ICD-9-CM), to the International Classification of Diseases, 10th Edition, Clinical Modification/Procedure Coding System (ICD-10-CM/PCS). Compliance with this ruling was to be achieved by October 1, 2013.  The new, mandated version expands the number of codes from 24,000 to 155,000, making it more precise and descriptive and more accurately describing the diagnoses and inpatient procedures of care delivered.  The transition to ICD-10-CM/PS will require significant business and systems changes throughout the health care industry and will impact all processes and people from finance to compliance to doctors.

On April 9, 2012, as published in the Federal Register, citing concerns about the ability of provider groups to meet the looming compliance deadline to adopt ICD-10-CM/PCS, HHS announced a proposed rule which would delay the implementation date by 1 year to October 1, 2014. Interested parties now have the ability to comment during a period ending 30 days after the date of the announcement. HHS then has a 60 day period to review and issue its final decision regarding the final implementation date.

The Company anticipates significant revenue growth from the implementation of ICD-10-CM/PCS, whether implemented in October 1, 2013 or the newly proposed effective date of October 1, 2014.

Year ended December 31, 2011 compared to the year ended December 31, 2010

Results of Operation

The following table presents a summary of operating information for the year ended December 31, 2011and 2010:

	For the	For the Year ended
	Year ended	months	Increase/	Increase/
	December 31,	December 31,	(Decrease)	(Decrease)
	2011	2010	($)	(%)

Net Revenue	$1,432,773	$1,136,379	$296,394	26.1%
Cost of Revenues	473,719	294,064	179,655	61.1%
Gross profit	959,054	842,315	116,739	13.9%

Selling and administrative expenses	1,976,655	594,931	1,381,724	232,2%
Research and development expenses	93,489	73,655	19,834	26.9%
Depreciation and amortization	31,362	16,622	14,740	88.7%
Interest expense, net	29,469	14,802	14,667	99.1%
Net income (loss)	$(1,171,921)	$142,305	$(1,314,225)	-923.5%

Net Revenue:

Net revenue increased by approximately $296,000 or approximately 26%, from approximately $1.13 million for the year ended December 31, 2010 to approximately $1.43 million for the year ended December 31, 2011.  The increase was due primarily to increased revenue generated from medical coding audit services provided by Anvex.

Cost of Revenues:

Cost of revenues increased by approximately $180,000 or approximately 61%, from approximately $294,000 for the year ended December 31, 2010 to approximately $474,000 for the year ended December 31, 2011.  The increase was due primarily to greater personnel costs associated with the increase in medical coding audit service revenue. The Company increased staff from 7 employees to 27 employees during the year. These employees were added primarily in the third and fourth quarter.

Gross profit:

Gross profit increased by approximately $117,000, or approximately 14%, from approximately $842,000 for the year ended December 31, 2010 to approximately $959,000 for the year ended December 31, 2011.  The increase was due to the increased revenue generated by medical coding audit services offset by the additional cost of hiring and training new employees to provide such services.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $1.977 million for the year ended December 31, 2011, an increase of approximately $1,381,000, or 232%, from approximately $595,000 for the year ended December 31, 2010. The increase was primarily due to approximately $819,000 of compensation expense recognized in connection with the issuance of stock as part of the merger with HRM, higher personnel costs, advertising costs, and professional fees in the 2011 period connected to Anvex’s merger with HRAA which occurred in February 2012.

Research and Development Expenses:

Research and development expenses were approximately $93,000 for the year ended December 31, 2011, an increase of approximately $20,000, or 27%, from approximately $74,000 for the year ended December 31, 2010. The increase was primarily due to expenses associated with the development of the Company’s proprietary software.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were $31,000 for the year ended December 31, 2011, an increase of approximately $15,000, or 89%, from approximately $17,000 for the year ended December 31, 2010. The increase was primarily due to a full year of depreciation related to the purchase and related improvements of the Anvex’s office facilities, purchased in July 2010.

Net Income:

As a result of the above factors, a net loss of approximately ($1,171,921) was recognized for the year ended December 31, 2011 as compared to net income of approximately $142,000 for the year ended December 31, 2010, a decrease of approximately $1,314,000 or approximately 923%. The decrease was primarily attributable to the effect of increased compensation  expenses with the issuance of stock associated with an employment agreement, increased selling and administrative expenditures, the additional depreciation and research and development expenses incurred in the 2011 period.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from long term debt financing. Proceeds from debt and equity financing provided net borrowings of approximately $394,000 for the year ended December 30, 2011.

As of December 31, 2011, the Company had cash balances of approximately $199,000 as compared to approximately $55,000 as of December 31, 2010, an increase of approximately $144,000. The increase was primarily due to the receipt of a bridge loan in the amount of approximately $250,000 received in October 2011 made in connection with the planned merger with Anvex International, Inc.  At December 31, 2011, the Company has a working capital deficit of approximately $472,000.

Net cash used in operating activities was approximately $66,000 for the year ended December 31, 2011.  This compared to net cash provided in operating activities of approximately $187,000 in the year ended December 31, 2010. The decrease of $253,000 was primarily due to higher personnel costs, advertising costs, and professional fees in the 2011 period connected to Anvex’s merger with HRAA which occurred in February 2012.

Net cash used in investing activities was approximately $47,000 in the year ended December 31, 2011 as compared to net cash used of approximately $325,000 in the year ended December 31, 2010 period, reflecting the investment in HRAA’s office facilities and related improvements made in July 2010.

Net cash provided by financing activities amounted to approximately $256,000 in the year ended December 31, 2011 period, compared to net cash provided in 2010 of approximately $123,000, representing an increase in net cash flow from financing activities of approximately $133,000.  This was due to the receipt of the previously mentioned bridge loan in the amount of $250,000 and proceeds from a stock subscription in anticipation of the Company’s merger in the amount of approximately $170,000.  This compares to the mortgage borrowed in connection with Dream Reachers acquisition of HRAA's office facilities in July 2010  in the year ended December 31, 2010.

Private Placement Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, we sold 206,183 shares of our common stock, $0.001 par value (the “Shares”) for gross proceeds of $663,907 at a purchase price of $3.22 per share (the “Purchase Price”) in a private placement offering (the “Offering”). The Offering was being offered with a minimum amount of $470,000 (the “Minimum Offering Amount”) and up to a maximum of $1,500,000 (the “Maximum Offering Amount”).

On April 12, 2012, we closed the Offering by selling an additional $346,040 at the purchase price of $3.22 and issuing 107,466 shares of Common Stock. The total raised in the Offering was $1,009,947.

The shares of common stock issued to the former stockholders of HRAA in connection with the Merger were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold absent registration or an applicable exemption from the registration requirements. We have not committed to registering these shares for resale. Certificates representing these shares contain a legend stating the restrictions applicable to such shares.

Bank loans

The Company has three bank loans from two commercial banks for working capital and capital investment and one loan from a private equity company made in connection with the merger.

1.
A revolving line of credit for $150,000 with Bank of America for working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit has an open ended maturity date, is automatically renewed unless cancelled, and incurs interest at the Bank’s prime rate plus 3%. The Bank’s prime rate of interest at December 31, 2011 was 3.25%. The balance of the revolving line of credit as of December 31, 2011 was $98,500.

2.
A term loan with Bank of America whose proceeds were used for general working capital. The loan is personally guaranteed by one of Company’s stockholders and is collateralized by the assets of HRAA. Payments of principal and interest are approximately $2,700 per month. The loan matures in five years from March 2009, and incurs interest at the rate of 6.75% per annum. The balance due as of December 31, 2011 was $67,000.

3.
A mortgage made to Dream Reachers, LLC related to certain real estate which houses HRAA’s main offices in Plantation, Florida.  The loan originated July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a stockholder of HRAA and all members of the affiliate. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve.  The balance under this mortgage loan as of December 31, 2011 was approximately $186,000. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

4.
On October 21, 2011, the Company entered into a second Bridge Loan agreement (the “Bridge Loan”) in the amount of $250,000 with a third party lender. The primary purpose is to repay an Initial Bridge Loan made in August 2011 and to pay for certain professional fees in connection with a reverse merger with a Public Company. The Bridge Loan incurs interest at the rate of 12% per annum which will be due only in the event the contemplated equity transaction (which occurred in February 2012) does not materialize. Upon the closing of the transaction, all interest accrued but not paid shall be deemed cancelled and paid in full and the entire principal amount of the note shall be automatically converted into an aggregate of 103,523 shares of common stock at a conversion price of $2.415 per share which is equal to a discount of 25% of to the Purchase Price.

In the coming 12 months, HRAA has approximately $284,000 in bridge, bank and other loans that will  become due.

We believe that our currently available working capital, credit facilities referred to above and the additional capitalization related to our acquisition should be adequate to sustain our operations at the current level for the next twelve months. Proceeds raised in the Offering will be used in accordance with the Use of Proceeds section discussed herein.

2012-2013 Outlook

Our future plans target capitalizing on opportunities made available from the mandated implementation of ICD-10-CM/PCS, which currently requires hospitals and all other health care providers throughout the country to implement by October 1, 2013.As previously described, on April 9, 2012, HHS announced a proposed rule which would delay the implementation date by 1 year to October 1, 2014.  The determination of the final implementation date will be known by mid July 2012.

Regardless of the final implementation date, the Company’s plan to capitalize on the mandated implementation is based upon on the expectation that we will a)  increase the level of coding service revenues from clients that seek contract coding based on the requirements of the current ICD-9-CM and the new ICD-10-CM/PCS  b) increase audit service revenues from clients that seek to validate the accuracy of their billing performed by internal departments and c) increase revenues through the implementation of technology based software analytics solutions which would assist clients in identifying financial opportunities relating to their revenue cycle and the transition to ICD-10-CM/PCS.

The possible delay in implementation of ICD-10-CM/PCS is not expected to materially impact the revenues of the Company. Servicing this anticipated expansion in customer base will require the recruitment, training and on boarding of several hundred medical coders by the date of implementation. Over the next two years, we will focus mainly on new customer acquisition, expanding services to our existing client base, and expanding our medical coding staff. We plan to use a portion of the proceeds from the Offering to implement this planned growth. The proceeds raised in the Offering may not be sufficient to fully implement our growth plans and we may need additional resources and future financings to complete our growth.

Off-Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of Anvex International, Inc and its wholly-owned subsidiary, Health Revenue Assurance Associates and the accounts of its variable interest entity, Dream Reachers, LLC.  All significant inter-company transactions and balances are eliminated in consolidation.

Consolidation of Variable Interest Entities

Effective January 1, 2010, the Company adopted new provisions of the consolidation guidance included in Accounting Standards Codification 810, Consolidations that amended the consolidation guidance applicable to VIEs and the definition of a VIE, and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. Under the consolidation guidance, the Company must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, valuation of accounts receivable, and useful lives of property and equipment.

Revenue Recognition

A substantial portion of the Company's revenue is generated from medical coding audit services. Auditing revenue is invoiced in accordance with the contract, generally at three benchmark time periods which coincide when the work is performed. Below is a description of the general benchmarks and work phases associated with the Company's audit services:
· Planning Phase - work commences prior to and as soon as the contract is signed and includes setting the audit scope, scheduling of the job, assignment of audit staff, understanding the client and their systems, determination of sample size and sampling methods to be employed, and other specific items as outlined in the contract. The planning phase includes the determination of deliverables as defined in the contract, generally consisting of a listing of errors, training and a final report. The Company generally invoices and recognizes 50% of the contract value at the completion of the Planning Phase. Although all of the contracts contain a clause making the first 50% of the engagement fee due and non-refundable at this point, the Company does not deem this initial fee to be recognized as deferred revenue under SAB 104 due to the extensive amount of work to be done prior to accepting the contract.
· Field Work Phase - is performed at the client location and generally lasts one week and encompasses actual testing of sample claims preselected in the Planning Phase. The auditor generally preloads the selected claims into the Company's proprietary software and audits the claim records by reviewing actual medical records. The software assists the auditor in determining proper classifications and allows the auditor to compare the proper classification against what was filed in the submission made by the client to Medicare. Notes and comments are recorded and audit reports are generated. The Company generally invoices and recognizes 40% of the contract value at the completion of the Field Work Phase.
· Reporting Phase - includes a summary of audit findings, exit conference with clients, and any other specific deliverables as determined by the contract. The Company generally invoices and recognizes the remaining 10% of the contract value at the completion of the Report Phase.
An insignificant amount of the Company's revenue is derived from consulting, training and coding services provided. Revenue from these revenue streams is recognized after services are performed based on the quoted and agreed upon fee contained in its contracts.
Dream Reachers, LLC, owns the Company's offices and is the borrower on a mortgage loan related to such offices. Dream Reachers, LLC does not engage in real estate rental business. Its offices are occupied by HRAA at no cost and HRAA pays the related mortgage's principal and interest, taxes and maintenance. Dream Reachers has been treated as a Variable Interest Entity for accounting purposes in the Company's consolidated financial statements.

Stock Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair value on the grant date. Services performed and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued, if that value is more readily determinable than the fair value of the consideration received.

We received the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

Segment Reporting

Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that based on these criteria it only operates one segment, consulting services, as all other services do not meet the minimum threshold for separate reporting of a segment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Income	F-3

Consolidated Statements of Stockholder’s Equity (Deficit)	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Anvex International Inc

We have audited the accompanying consolidated balance sheets of Anvex International Inc as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011. Anvex International Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anvex International Inc as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

s/ Friedman LLP

Marlton, NJ

April 16, 2012

ANVEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$198,500	$54,792
Accounts receivable	143,557	194,250
Prepaid expenses	24,512	-
Other current assets	5,842	7,318
Total Current Assets	372,411	256,360

Property and Equipment, net	352,499	336,518

Other assets	8,865	-
Finance costs, net	2,803	3,130
	11,668	3,130

Total Assets	$736,578	$596,008

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$195,901	$45,950
Accrued expenses	23,266	23,747
Accrued payroll	73,685	18,537
Line of credit	98,500	93,500
Current maturities of long term debt	283,640	31,452
Advances on convertible promissory notes	170,000	-
Total Current Liabilities	844,992	213,186

Long term debt, net of current portion	218,417	251,820
Unearned Revenue	32,988	-
Total Liabilities	1,096,397	465,006

Commitments

Stockholders' Equity (Deficit)
Common stock; $.001 par value, 75,000,000 shares authorised;	1,271	1,017
1,271,111 and 1,016,888 shares issued and outstanding at December 31, 2011 and 2010, respectively
Additional paid-in capital	766,238	85,392
Retained earnings (deficit)	(1,127,328)	44,593
Total Stockholders' Equity (Deficit)	(359,819)	131,002

Total Liabilities and Stockholders' Equity (Deficit)	$736,578	$596,008

The accompanying notes are an integral part of these consolidated financial statements.

ANVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(for the years ended)
	December 31,	December 31,
	2011	2010

Net Revenues	$1,432,773	$1,136,379

Cost of Revenues	473,719	294,064
Gross Profit	959,054	842,315

Operating Expenses
Selling and Administrative Expenses	1,976,655	594,931
Research and development	93,489	73,655
Depreciation and Amortization	31,362	16,622
Total Operating Expenses	2,101,506	685,208

Income (Loss) before interest expense, net	(1,142,453)	157,107
Interest Expense, net	29,468	14,802

Income (Loss) before provision for income taxes	(1,171,921)	142,305

Provision for income taxes	-	-

Net Income (Loss)	$(1,171,921)	$142,305

Net Earnings (Loss) Per Share attributle to common stockholders
basic and diluted	$(1.05)	$0.14
Weighted Average Number of Shares Outstanding
basic and diluted	1,113,701	1,016,800

The accompanying notes are an integral part of these consolidated financial statements.

ANVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(for the years ended December 31, 2011 and 2010)

			Additional	Retained
	Common Stock		Paid-In	Earnings /	Total
	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2009	1,016,888	$1,017	$85,392	$-	$86,409

Net income for the year ended	-	-	-	142,305	142,305
S-Corporation Distributions	-	-	-	(97,712)	(97,712)

Balance, December 31, 2010	1,016,888	$1,017	$85,392	$44,593	$131,002

Net loss for the year ended				(1,171,921)	(1,171,921)
S-Corporation Distributions	-	-	(137,495)	-	(137,495)
Stock issued for compensation	254,223	254	818,341	-	818,595

Balance, December 31, 2011	1,271,111	$1,271	$766,238	$(1,127,328)	$(359,819)

The accompanying notes are an integral part of these consolidated financial statements.

ANVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(for the years ended)

	December 31,	December 31,
	2011	2010
Cash flows from Operating Activities:
Net income (loss)	$(1,171,921)	$142,305
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	31,362	16,622
Stock based compensation	818,595	-
Change in operating assets and liabilities:
Accounts receivable	50,693	17,787
Prepaid expenses	(24,512)	-
Other assets	(7,389)	(7,317)
Unearned revenue	32,988	-
Accounts payable and accrued expenses	204,618	17,814
Cash provided by (used in) operating activities	(65,566)	187,211

Investing Activities:
Purchases of property and equipment	(47,016)	(325,009)
Cash used in investing activities	(47,016)	(325,009)

Financing Activities:
Borrowings from long-term debt obligations	262,500	256,013
Repayments of long-term debt obligations	(38,715)	(31,907)
Proceeds from convertible promissory notes	170,000	-
Payment of finance costs	-	(3,476)
Payments of stockholder distributions	(137,495)	(97,712)
Cash provided by financing activities	256,290	122,918

Increase (decrease) in cash and cash equivalents	143,708	(14,880)
Cash and cash equivalents at beginning of year	54,792	69,672
Cash and cash equivalents at end of year	$198,500	$54,792

Supplemental schedule of cash paid during the year for:
Interest	$24,407	$14,825
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – NATURE OF BUSINESS

Health Revenue Assurance Associates, Inc. (the “Company” or “HRAA”) is engaged in providing medical coding consulting services pertaining to hospitals and other health care related service providers throughout the United States. The services provided include general consulting, education, training, medical coding auditing, and actual medical coding input services.

On February 10, 2012, the Company entered into a Merger agreement with Anvex International, Inc. (a public company) which was treated for accounting purposes as a reverse Merger with the Company considered the accounting acquirer.  Each share of the Company’s common stock was exchanged for the right to receive approximately 1,271 shares of Anvex’s common stock. Before their entry into the Merger Agreement, no material relationship existed between Anvex and HRAA. (See Subsequent Events Note 11).

Dream Reachers, LLC.  (“Dream Reachers”), an affiliate owned a the stockholder of the Company, is engaged in the holding of real estate used by the Company.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of Anvex International, Inc and its wholly-owned subsidiary, Health Revenue Assurance Associates and the accounts of its Variable Interest Entity (“VIE”), Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidation of Variable Interest Entities

Effective January 1, 2010, the Company adopted new provisions of the consolidation guidance included in Accounting Standards Codification 810, Consolidations, that amended the consolidation guidance applicable to VIEs and the definition of a VIE, and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. Under the consolidation guidance, the Company must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The carrying amount and classification of the assets and liabilities of the Company’s VIE, Dream Reachers, LLC included in the Consolidated Balance Sheets are as follows:

	December 31,
	2011	2010
Total assets	$230,000	$257,000
Total liabilities	$185,000	$190,000

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, valuation of accounts receivable, and useful lives of property and equipment.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash balances are maintained at various banks that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

A substantial portion of the Company’s revenue is generated from medical coding audit services. Auditing revenue is invoiced in accordance with the contract, generally at three benchmark time periods which coincide with when the work is performed.  Below is a description of the general benchmarks and work phases associated with the Company’s audit services:

•
Planning Phase - work commences prior to and as soon as the contract is signed and includes setting the audit scope, scheduling of the job, assignment of audit staff, understanding the client and their systems, determination of  sample size and sampling methods to be employed, and other specific items as outlined in the contract. The planning phase includes the determination of deliverables as defined in the contract, generally consisting of a listing of errors, training and a final report.  The Company generally invoices and recognizes 50% of the contract value at the completion of the Planning Phase.  Although all of the contracts contain a clause making the first 50% of the engagement fee due and non-refundable at this point, the Company does not deem this initial fee to be recognized as deferred revenue under SAB 104 due to the extensive amount of work to be done prior to accepting the contract.

•
Field Work Phase – is performed at the client location and generally lasts one week and encompasses actual testing of sample claims preselected in the Planning Phase.   The auditor generally preloads the selected claims into the Company’s proprietary software and audits the claim records by reviewing actual medical records.  The software assists the auditor in determining proper classifications and allows the auditor to compare the proper classification against what was filed in the submission made by the client to Medicare.  Notes and comments are recorded and audit reports are generated.  The Company generally invoices and recognizes 40% of the contract value at the completion of the Field Work Phase.

•
Reporting Phase – includes a summary of audit findings, exit conference with clients, and any other specific deliverables as determined by the contract. The Company generally invoices and recognizes the remaining 10% of the contract value at the completion of the Report Phase.

An insignificant amount of the Company’s revenue is derived from consulting, training and coding services provided.   Revenue from these revenue streams is recognized after services are performed based on the quoted and agreed upon fee contained in its contracts.

Dream Reachers, LLC, owns the Company’s offices and is the borrower on a mortgage loan related to such offices.  Dream Reachers, LLC does not engage in real estate rental business.  Its offices are  occupied by HRAA at no cost and HRAA pays the related mortgage’s principal and interest, taxes and maintenance.   Dream Reachers has been treated as a Subsidiary for accounting purposes in the Company’s consolidated financial statements.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect.  An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management has determined that no allowance is required at December 31, 2011 and 2010.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful asset lives, which range from 5 to 39 years.  Repairs and maintenance are expensed, while additions and betterments are capitalized.  The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with United States generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued liabilities and advances payable, the carrying amount approximates fair value because of the short maturities. The Company believes that its  line of credit and advances on convertible notes approximate fair value based on current yields for debt instruments with similar terms. The Company believes that the carrying value of their long term debt approximates its fair value because of the floating rate. All are considered to be level 1 inputs. These tiers include:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

Research and development

Research and software development costs are expensed as incurred.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying values may no longer be appropriate.  Recoverability of carrying values is assessed by estimating future net cash flows from the assets.  Based on management's evaluations, no impairment charge was deemed necessary at December 31, 2011 and 2010. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact management's assumptions as to sales prices, rental rates, costs, holding periods or other factors that may result in changes in the Company’s estimates of future cash flows.  Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

Advertising

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to approximately $116,000 and $42,000 for the years ended December 31, 2011 and 2010, respectively.

Stock Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair value on the grant date.

Services performed and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued, if that value is more readily determinable than the fair value of the consideration received.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 requires the presentation of basic earnings per share and diluted earnings per share.

The Company’s basic earnings per ordinary share is based on net income for the relevant period, divided by the weighted average number of ordinary shares outstanding during the period.   Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.  There were no potential dilutive shares.

The proforma net earnings (loss) per share is computed using the weighted average number of common shares outstanding  issued as a result of the merger transaction in February 2012.

Segment Reporting

Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that based on these criteria it only operates one segment, consulting services, as all other services do not meet the minimum threshold for separate reporting of a segment.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers into and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for annual reporting periods after beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning December 15, 2010. The adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is a Securities Exchange Commission (“SEC”) filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

3 -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2011	2010
Building and improvements	$227,603	$227,603
Furniture	118,187	108,139
Equipment	99,316	62,348
	445,106	398,090
Less - Accumulated depreciation	92,607	61,572
Total	$352,499	$336,518

Depreciation expense for the years ended December 31, 2011 and 2010 was approximately $31,000 and $16,000, respectively.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 –  LINE OF CREDIT

The Company has a $150,000 revolving line of credit due on demand with a bank for its general working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees of a stockholder of the Company. The line of credit has an open ended maturity date, is automatically renewed unless cancelled, and incurs interest at the Bank’s prime rate plus 3%. The Bank’s prime rate of interest at December 31, 2011 and 2010 was 3.25%.

5 – LONG TERM BORROWINGS

The Company has a term loan with a bank whose proceeds were used for general working capital needs (the “Term Loan”).  The Term Loan was established in March 2009 as a result of a conversion of a revolving line of credit.  The Term Loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of the Company.  Payments of principal and interest are approximately $2,700 per month. The Term Loan matures in five years and incurs interest at the rate of 6.75% per annum.  Balances due as of December 31, 2011 and 2010 were $67,000 and $93,000, respectively.

Dream Reachers, LLC has a mortgage related to certain real estate which houses the Company’s main offices in Plantation, Florida.   The loan originated July, 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a stockholder of the Company and all members of the affiliate. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve.   The balance under this mortgage loan as of December 31, 2011 and 2010 was approximately $186,000 and 190,000, respectively.  Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

On August 23, 2011, the Company entered into a Letter of Intent agreement with a private equity group relating to a possible equity transaction. On September, 13, 2011, in connection with this contemplated transaction, the Company received a $150,000 bridge loan (the “Initial Bridge Loan”) from the private equity group.  The Initial Bridge Loan is secured by a promissory note for the amount of the loan, incurs interest at 12% per annum and matures on December 31, 2014.  On October 21, 2011, the Initial Bridge Loan was repaid.

On October 21, 2011, the Company entered into a second Bridge Loan agreement (the “Bridge Loan”) in the amount of $250,000 with a third party lender. The primary purpose is to repay the Initial Bridge Loan and to pay for certain professional fees in connection with a reverse merger with a Public Company. The Bridge Loan incurs interest at the rate of 12% per annum which will be due only in the event the contemplated equity transaction does not materialize. Upon the closing of the transaction, all interest accrued but not paid shall be deemed cancelled and paid in full and the entire principal amount of the note shall be automatically converted into an aggregate of 103,523 shares of common stock at a conversion price of $2.415 per share which is equal to a discount of 25% of to the Purchase Price. The loan was converted to stock in February 2012.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future annual principal payments for the five years ending December 31 are as follows:

2012	$283,640
2013	35,981
2014	13,909
2015	6,404
2016	6,848
Thereafter	155,275
Total	$502,057

6 – ADVANCE ON CONVERTIBLE PROMISSORY NOTES

In December 2011, the Company received a deposit of $170,000.  This deposit was an advance on three convertible promissory notes totaling approximately $314,000 signed on February 2, 2012.  These loans mature in August 2012 and subsequent to year end when the Company entered into the Merger Agreement with Anvex International, Inc., these loans were converted into stock.

7 – COMMITMENTS AND CONTINGENCIES

The Company leases certain office equipment under non cancelable operating lease arrangements.  Monthly payments under the lease agreements are approximately $600 as of December 31, 2011.

On September 1, 2011, the Company entered into a commercial lease agreement for additional office space.  The lease term is one year with five successive one year renewal options. Lease payments during the first year are approximately $2,500 for one month and $4,400 for the remaining eleven months.  The lease payment amount for any future renewal terms is to be mutually agreed to by the Company and the lessor.

Future minimum lease payments under these leases are as follows

Years Ending December 31:

2012	39,313
Total	$39,313

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 – STOCK TRANSACTIONS

On August 15, 2011, HRAA effected an 8 for 1 Stock Split and issued an additional 889,778 shares to the current owner of the Company. Additionally, the Company hired Keith Siddel and granted 254,223 unrestricted shares of Common Stock for his future services. Accordingly, the Company treated the issuance of the shares to Mr. Siddel as Stock Compensation.  At the time of the transaction the Company valued the stock based on current knowledge of the board and during the third quarter of 2011, the board estimated the fair value at approximately $256,000.  Subsequently the Company was able to raise capital at a higher valuation.   As a result of the Private Placement completed in February 2012 and since the grant of stock was within six months of this transaction the Board determined to revalue the stock at the price per share of the private placement and record additional compensation during the fourth quarter of 2011 of approximately $563,000 for total compensation of approximately $819,000.

9 – EMPLOYEE AGREEMENTS

We have entered into employment agreements with our officers and directors.

On July 15, 2011, HRAA entered into an employment agreement with our president and chief executive officer, Andrea Clark. The terms of Ms. Clark’s employment agreement is three(3) years, and provides for compensation that includes a base salary of $175,000, incentive awards, as well as a benefit package, including (a) medical, dental, vision, disability and life insurance; (b) profit sharing, stock options and pension plans; (c) education or tuition assistance; (d) air, auto and all related travel expense reimbursement; (e) expense allowance; and (f) relocation, moving, home office expense reimbursement.

On July 15, 2011, HRAA entered into an employment agreement with our chief operating officer, Robert Rubinowitz. The terms of Mr. Rubinowitz’s employment agreement is three(3) years, and provides for compensation that includes a base salary of $175,000, incentive awards, as well as a benefit package, including (a) medical, dental, vision, disability and life insurance; (b) profit sharing, stock options and pension plans; (c) education or tuition assistance; (d) air, auto and all related ravel expense reimbursement; (e) expense allowance; and (f) relocation, moving, home office expense reimbursement.

On August 15, 2011, HRAA entered into an employment agreement with our chief administrative officer, Keith Siddel The terms of Mr. Siddel’s employment agreement is three(3) years, and provides for compensation that includes a base salary of $175,000, incentive awards, as well as a benefit package, including (a) medical, dental, vision, disability and life insurance; (b) profit sharing, stock options and pension plans; (c) education or tuition assistance; (d) air, auto and all related ravel expense reimbursement; (e) expense allowance; and (f) relocation, moving, home office expense reimbursement.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 – CONCENTRATIONS

Sales to two customers were approximately 32% and 12% of net sales for the year ended December 31, 2011 and 2010, respectively.

Three vendors represented more than 68% of the outstanding Accounts Payable balance at the end of 2011. Two vendors represented more than 10% of the outstanding Accounts Payable balance at the end of 2010.

Three customers represented over 60% of the Accounts Receivable at the end of 2011.  Two customers represented over 20% of the Accounts Receivable in 2010.

11- INCOME TAXES

The Company has elected to convert from a Subchapter S corporation for Federal income tax purposes to a C corporation effective October 21, 2011.  Accordingly, the Company's income or losses are passed through the shareholders of HRAA for the period January 1 to October 21, 2011.  The Company will absorb the tax effects of any income or losses subsequent to the date of conversion to a C Corporation and in future years. Federal income tax returns for years prior to 2009 are no longer subject to examination by tax authorities.

The following table presents the pro forma effect had the Company’s converted to a C Corporation for the years presented:

	Year ended December 31,
	2011	2010

Book Income (loss)	$(1,171,921)	$142,305
Stock Compensation - non-deductible	818,595	-
Taxable Income (loss)	$(353,326)	$142,305
Rate	39%	39%
Tax Expense (benefit)	$(137,797)	$55,499

Net Earnings (Loss) Per Share	(.93)	.09
Basic and diluted

Weighted Average Number of Shares	1,113,701	1,016,800
Basic and diluted.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11- INCOME TAXES (CONTINUTED)

A deferred tax asset of approximately $169,500 would result from the C Corporation losses totaling $434,509 from the period October 22 through December 31, 2011. Those losses expire in December 31, 2032. A valuation allowance for its net operating losses has been applied because the Company is unsure when they will be able to use these losses.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

For informational purposes, the accompanying statements of income include an unaudited proforma adjustment for income taxes which would have been recorded if the Company had not been an S-Corporation, based on tax laws currently in effect during the respective periods.

We evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ended December 31, 2011 and 2010, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

12 – SUBSEQUENT EVENTS

On February 2, 2012, the Company entered into three Convertible Promissory notes totaling $313,902.  These loans mature on August 1, 2012 and automatically convert into shares of the Company’s stock if the Company affected a qualified financing. In February 2012, in connection with the Merger, these shares were converted.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 – SUBSEQUENT EVENTS (Continued)

On February 10, 2012, the Company entered into a Merger agreement with Anvex International, Inc. (a public company) which was treated for accounting purposes as a reverse Merger with the Company considered the accounting acquirer.  Each share of the Company’s common stock was exchanged for the right to receive approximately 1,271 shares of Anvex’s common stock. Before their entry into the Merger Agreement, no material relationship existed between Anvex or Acquisition Sub and HRAA.

Pursuant to the terms and conditions of the Merger Agreement, and upon the consummation of the Merger:

●
Each share of HRAA’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive approximately 1,271 shares of Anvex’s common stock. An aggregate of 1,271,111shares of Anvex’s common stock were issued to the holders of HRAA’s common stock. Immediately prior to the Merger, HRAA had no outstanding securities other than shares of its common stock.

●
Prior to the closing of the Merger and the closing on at least the Minimum Offering Amount (as defined below), Anvex transferred all of its operating assets and liabilities to Anvex Split Corp., a Nevada corporation and its wholly-owned subsidiary (the “Split-Off Subsidiary”). Contemporaneously with the closing of the Merger, Anvex split-off the Split-Off Subsidiary through the sale of all of the outstanding capital stock of the Split-Off Subsidiary (the “Split-Off”) to its former sole officer and director (the “Split-Off Shareholder”). In connection with the Split-Off, an aggregate of 3,500,000 shares of Anvex’s common stock held by the Split-Off Shareholder were surrendered and cancelled without further consideration.

The purposes of the transactions were to complete a reverse merger, obtain new financing and complete a recapitalization of the company with the result being that HRAA became a wholly-owned subsidiary of Anvex. Anvex’s business operations will now focus on the business of HRAA and it’s management will be the management of HRAA.

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 – SUBSEQUENT EVENTS (CONTINUTED)

Private Placement Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, HRAA sold 206,183 shares of the Company’s common stock, $0.001 par value (the “Shares”) for gross proceeds of $663,907 at a purchase price of $3.22 per share (the “Purchase Price”) in a private placement offering (the “Offering”). The Offering was being offered with a minimum amount of $470,000 (the “Minimum Offering Amount”) and up to a maximum of $1,500,000 (the “Maximum Offering Amount”).The Offering will continue until the earlier of (i) the termination of the Offering by the Company; (ii) the sale of the Maximum Offering Amount; and (iii) forty-five (45) days following the closing of the Minimum Offering Amount, which may be extended by the Company, in its sole discretion, for an additional thirty (30) days. Within sixty (60) days after the Maximum Offering Amount has been sold, we have agreed to file a registration statement on Form S-1 (or any other applicable form exclusively for the Offering) (the “Registration Statement”) registering for resale under the Securities Act all of the Shares sold in the Offering. If the Maximum Offering Amount is not sold, we are under no obligation to file the Registration Statement.

In addition, as part of the Offering, (i) holders of certain convertible notes of HRAA in an aggregate principal amount of $313,907.25 (the “HRAA Convertible Notes”), which principal amount were included in computing the Minimum Offering Amount, automatically converted into an aggregate of 97,487 shares of our common stock at a conversion price of $3.22 per share which is equal to the Purchase Price, and (ii) holders of certain senior secured bridge loan promissory notes of HRAA in the aggregate principal amount of $250,000 (the “HRAA Notes”) automatically converted into an aggregate of 103,523 shares of our common stock at a conversion price of $2.415 per share which is equal to a discount of 25% to the Purchase Price (collectively, the “Debt Conversions”).

As a result of the Offering, after payment of offering expenses including related legal and accounting expenses the Company received net proceeds of $406,407.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the change of control and reverse merger that closed on February 10, 2012, on March 21, 2012, the Board of Directors dismissed Silberstein Ungar, PLLC (“Siberstein”) as the independent auditors of the Company and engaged Friedman LLP (“Friedman”), to serve as the Company’s independent auditors. Siberstein had previously served as independent auditors for Anvex.

Silberstein’s reports on our financial statements as of and for the fiscal year ended February 28, 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  However, the reports of Silberstein stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended February 28, 2011 and through Silberstein’s dismissal on March 21, 2012, there were: (i) no disagreements with Silberstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Silberstein, would have caused Silberstein to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

For more information regarding the change in accountants, please see the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2012.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over reporting, because of its inherent limitations, may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2011, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

As of December 31, 2011 we had identified certain matters that constituted a material weakness in our internal controls over financial reporting.  Specifically, we lack internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC, generally accepted accounting principals (GAAP) and tax accounting procedures.  We realize that we need to take steps to address this matter, including hiring a Chief Financial Officer.  We believe that hiring a Chief Financial Officer will make significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names, ages and other biographical information of our directors and executive officers as of April, 16, 2012:

Name	Age	Position

Andrea Clark	51	Chairman of the Board, and Chief Executive Officer

Robert Rubinowitz	45	Chief Operating Officer, President, Secretary, Treasurer and Director

Keith Siddel	44	Chief Marketing Officer and Director

The following is a description of the business experience of each of our executive officers:

Andrea Clark, age 51, Chairman of the Board and Chief Executive Officer

Andrea Clark serves as our Chairman of the Board and Chief Executive Officer.  Ms. Clark is a prominent health information management expert, having working with hospitals, information systems, outpatient coding, operational and compliance training expertise, including hospital-based and free-standing day surgery sites, emergency room, hospital based clinics and ancillary diagnostic service areas for the last twenty-five years. In 2001, Ms. Clark founded HRAA and has been its chief executive officer since inception. Ms. Clark received her BS in Health Information Sciences from the University of Wisconsin. She is also certified by the American Health Information Management Association as a Registered Health Information Administrator (RHIA) and by the American Academy of Professional Coders as a Certified Coding Specialist (CCS) and as a Certified Procedural Coder-Hospital (CPCH).

Robert Rubinowitz, age 45, Chief Operating Officer, President, Secretary and Director

Robert Rubinowitz serves as our Chief Operating Officer and President, overseeing all of our business operations including client relations, sales, marketing, accounting and human resources.  He has served in this capacity at HRAA since June 2001.  Mr. Rubinowitz has more than twenty years of experience in operations, sales and marketing.  Prior to joining HRAA, Mr. Rubinowitz was General Manager of e-Commerce for PRIMEDIA as well as having served as Vice President of Marketing and e-Business at Anchor Computer. Mr. Rubinowitz was also an adjunct professor for Florida International University where he taught direct marketing. Mr. Rubinowitz received a Bachelor’s degree in Economics from Rutgers University.

Keith Siddel, age 44, Chief Marketing Officer and Director

Keith Siddel serves as our Chief Marketing Officer. He has served in this position at HRAA since August 2011 when the company he founded in 2003, HRM LLC, was merged with HRAA.  He has over twenty-seven years of experience in healthcare including clinical, finance, information systems, executive, operational and compliance expertise in a wide variety of healthcare settings.  He founded his first healthcare company in 1991 and since that time has founded or co-founded nine companies, primarily in healthcare.  He has provided business, marketing and financial advice to a variety of start-up companies in a wide range of fields including telecom, retail and hospitality. Mr. Siddel received his undergraduate degree in business with a focus in healthcare and an MBA in business and marketing from the University of Phoenix.   He completed the course work and research to fulfill the requirements for the Doctor of Philosophy with a Healthcare focus at Virginia Commonwealth University.  He earned a Juris Doctorate degree with a focus in Healthcare Law from Concord Law School in December 2011.

Family Relationships

Our Chairman, President and Chief Executive Officer, Andrea Clark, is married to our Chief Operating Officer, Secretary and Treasurer, Robert Rubinowitz.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file.

The Company is not aware of Section 16(a) filings required by any directors and executive officers and holders of more than 10% of the Company’s common stock during the fiscal year ended December 31, 2011 that have not been timely  filed.

Corporate Governance

The Board has not adopted Corporate Governance Principles. Currently, the Company’s Chief Executive Officer also holds the position of Chairman of the Board of Directors.  In the future, however, the Board may reconsider whether its Chief Executive Officer should also serve as Board Chairman.

Audit Committee and Financial Expert

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors.

Compensation Committee and Nominating Committee

We currently do not have a compensation committee or a nominating committee. Determining compensation for our officers and directors is done by our board of directors. Nominations for election to our board of directors may be made by the board of directors or by any stockholder entitled to vote for the election of directors in accordance with our bylaws and Nevada law.

Code of Ethics

We have not adopted a formal Code of Ethics because we recently closed the Merger and have not finalized all of the corporate governance requirements. We are currently working on a code of ethics and will disclose our Code of Ethics when it is approved by our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during the years indicated:

						Nonequity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)

Andrea Clark –Chief	2011	175,000	–	–	–	–	–	175,000
Executive Officer	2010	–	–	–	–	–	175,000	175,000

Robert Rubinowitz – Chief	2011	175,000	–	–	–	–	–	175,000
Operating Officer and President	2010	–	–	–	–	–	175,000	175,000

Keith Siddel – Chief	2011	175,000	–	–	–	–	818,595	993,595
Marketing Officer	2010	–	–	–	–	–	–	–

Employment Agreements

We have entered into employment agreements with our officers and directors.

On July 15, 2011, HRAA entered into an employment agreement with our chief executive officer, Andrea Clark. The term of Ms. Clark’s employment agreement is three (3) years, and provides for compensation that includes a base salary of $175,000, incentive awards, as well as a benefit package, including (a) medical, dental, vision, disability and life insurance; (b) profit sharing, stock options and pension plans; (c) education or tuition assistance; (d) air, auto and all related travel expense reimbursement; (e) expense allowance; and (f) relocation, moving, home office expense reimbursement.

On July 15, 2011, HRAA entered into an employment agreement with our chief operating officer and president, Robert Rubinowitz. The term of Mr. Rubinowitz’s employment agreement is three (3) years, and provides for compensation that includes a base salary of $175,000, incentive awards, as well as a benefit package, including (a) medical, dental, vision, disability and life insurance; (b) profit sharing, stock options and pension plans; (c) education or tuition assistance; (d) air, auto and all related travel expense reimbursement; (e) expense allowance; and (f) relocation, moving, home office expense reimbursement.

On August 15, 2011, HRAA entered into an employment agreement with our chief administrative officer, Keith Siddel. The term of Mr. Siddel employment agreement is three (3) years, and provides for compensation that includes a base salary of $175,000, incentive awards, as well as a benefit package, including (a) medical, dental, vision, disability and life insurance; (b) profit sharing, stock options and pension plans; (c) education or tuition assistance; (d) air, auto and all related travel expense reimbursement; (e) expense allowance; and (f) relocation, moving, home office expense reimbursement.

These employment agreements will be assumed by the Company following the Merger.

Outstanding Equity Awards At Fiscal Year-End

There were no outstanding equity awards held by our officers as of December 31, 2011.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. Officers are elected by and serve at the discretion of the board.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, but they do not receive any other compensation for serving on the board.

Related Party Transactions

None.

Director Independence

Currently, we have no independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●
the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized For Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under an Equity Compensation Plan.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of April 16, 2012 by:

•	Each of our directors;

•	Each of our named executive officers;

•	All of our directors and executive officers as a group; and

•	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Under SEC rules, beneficial ownership includes any shares of common stock which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Percentage of beneficial ownership is calculated based on 2,720,515 shares of our common stock outstanding as of April 16, 2012. In calculating the number of shares beneficially owned and the percentage ownership, shares of common stock subject to Preferred Stock conversion rights (including accrued dividends), options or warrants held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days after April 16, 2012 are deemed outstanding even if they have not actually been exercised or converted. The shares issuable under these securities are treated as outstanding for computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them.

Security Ownership of Management and Directors:

Title of Class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Common Stock	Andrea Clark*	508,444	(2)	18.69
Common Stock	Robert Rubinowitz*	508,444	(3)	18.69
Common Stock	Keith Siddel	254,223	(4)	9.34
Common Stock	Directors and executive officers as a group (3 people)	1,271,111		46.72

*  Andrea Clark and Robert Rubinowitz are husband and wife.
_________________
(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after April 16, 2012, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Consists of 508,444 shares of common stock as to which Ms. Clark has sole voting and investment power.

(3)	Consists of 508,444 shares of common stock as to which Mr. Rubinowitz has sole voting and investment power.

(4)	Consists of 254,223 shares of common stock as to which Mr. Siddel has sole voting and investment power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions during 2011 in which we or our subsidiary was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

Indebtedness Of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

Transactions With Promoters

We did not expressly engage a promoter at the time of its formation. We have used selling agents and consultants from time to time. The terms of those arrangements have been disclosed in previous filings with the Securities and Exchange Commission.

Independence Of The Board Of Directors

Our common stock is listed on the OTC Bulletin Board. For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that none of our directors are independent. This does not constitute an independent board of directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2011, we were billed or expect to be billed by our independent registered public accounting firm the following fees:

	2011	2010
Audit Fees (1)	$75,000	$120,000
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total	$75,000	$120,00
 ___________________,

(1)
Audit fees principally include those for services related to the annual audit of the consolidated financials statements, SEC registration statements and other filings and consultation on accounting matters.

(2)
Audit-related fees principally include assurance and related services that were reasonably related to the performance of our independent registered public accounting firm’s assurance and review of the financial statements and not reported under the caption “Audit Fees.”

(3)	Tax fees principally include services for federal, state and international tax compliance, tax planning and tax consultation, but excluding tax services rendered in connection with the audit.

(4)	Our independent registered public accounting firm did not perform any services for us other than those described above.

Audit Committee’s Pre-Approval Policies and Procedures

All of the services set forth under the table “Independent Registered Accounting Firm Fees and Services” above were approved by the Board of Directors.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2011, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that would have caused the firm to report the disagreement if it had not been resolved to their satisfaction.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anvex International, Inc

By:	/s/ Andrea Clark
Chief Executive Officer

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrea Clark	Chief Executive Officer	April 16, 2012
Andrea Clark	(Principal Executive Officer)

/s/ Robert Rubinowitz	Chief Financial Officer and President	April 16, 2012
Robert Rubinowitz	(Principal Financial Officer and Principal Accounting Officer)

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

EXHIBIT NUMBER	DESCRIPTION
2.1*	Agreement and Plan of Merger, dated February 10, 2012, by and among Anvex International, Inc., Health Revenue Acquisition Corp and Health Revenue Assurance Associates, Inc.
2.2*	Articles of Merger filed with the State of Nevada on February 10, 2012.
2.3*	Articles of Merger filed with the State of Maryland on February 10, 2012.
10.1*	Form of Subscription Agreement by and among Anvex International, Inc. and certain purchasers set forth therein
10.2*	Form of Registration Rights Agreement
10.3*	Split-Off Agreement, dated February 10, 2012, among Anvex International, Inc., Anvex Split Corp. and Anna Vechera
10.4*	General Release Agreement, dated February 10, 2012, among Anvex International, Inc., Anvex Split Corp. and Anna Vechera
10.5*	Andrea Clark Employment Agreement
10.6*	Robert Rubinowitz Employment Agreement
10.7*	Keith Siddel Employment Agreement
10.8*	Anvex International , Inc. 2012 Equity Incentive Plan
16.1*	Letter from Silberstein Ungar, PLLC, dated March 21, 2012
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document.
101.SCH †	XBRL Taxonomy Extension Schema Document.
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included as an exhibit to the Current Report on Form 8-K filed on December 16, 2011 and incorporated herein by reference.
†
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.