Form 10-Q
period 2012-03-31
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2012-05-21
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to  ________________

Commission File Number: 333-173039

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0363866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8551 W. Sunrise Boulevard, Suite 304 Plantation, Florida	33322
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 472-2340

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

There were 35,413,139 shares of the Registrant’s Common Stock outstanding at May 21, 2012.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2012

TABLE OF CONTENTS

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Health Revenue Assurance Holdings, Inc.  “SEC” refers to the Securities and Exchange Commission.

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements (unaudited)

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Condensed Consolidated Financial Statements	F-4 to F-12

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31	December 31
	2012	2011
Assets
Cash	$82,410	$198,500
Accounts receivable	300,211	143,557
Prepaid expenses	-	24,512
Other current assets	6,498	5,842
Total Current Assets	389,119	372,411

Property and Equipment	448,408	445,106
Accumulated Depreciation	(102,396)	(92,607)
Property and Equipment, net	346,012	352,499

Other assets	8,865	8,865
Finance costs, net	2,722	2,804
	11,587	11,669

Total Assets	$746,718	$736,579

Liabilities and Stockholders' Deficit
Accounts payable	$227,183	$195,901
Accrued expenses	22,086	23,266
Accrued payroll	142,003	73,685
Line of credit	133,500	98,500
Current maturities of long term debt	34,120	283,640
Advances on convertible promissory notes	258,040	170,000
Unearned revenue	6,900	32,988
Total Current Liabilities	823,832	877,980
Long term debt, net of current portion	209,257	218,417
Total Liabilities	1,033,089	1,096,397

Commitments

Stockholders' Deficit:
Common stock ($.001 par value, 75,000,000 shares authorized,	34,018	13,199
34,018,230 shares and 13,199,219 issued and outstanding at
March 31, 2012 and December 31, 2011, respectively)
Additional paid-in capital	1,289,506	754,319
Accumulated deficit	(1,609,895)	(1,127,328)
Total Stockholders'Deficit	(286,371)	(359,818)

Total Liabilities and Stockholders' Deficit	$746,718	$736,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(for the three months ended)
	March 31	March 31
	2012	2011

Net Revenues	$605,830	$316,064

Cost of Revenues	431,120	81,456
Gross Profit	174,710	234,608

Operating Expenses
Selling and administrative expenses	609,270	163,509
Research and development	32,213	20,665
Depreciation and amortization	9,872	7,392
Total Operating Expenses	651,355	191,566

Income (Loss) before interest expense, net	(476,645)	43,042
Interest Expense, net	5,922	6,318

Income (Loss) before provision for income taxes	(482,567)	36,724

Provision for income taxes	-	-

Net Income (Loss)	$(482,567)	$36,724

Net Earnings Per Share attributable to common stockholders
basic and diluted	$(0.01)	$0.00
Weighted Average Number of Shares Outstanding
basic and diluted	32,231,559	13,199,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(for the three months ended)

	March 31	March 31
	2012	2011
Cash flows from Operating Activities:
Net income (loss)	$(482,567)	$36,724
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	9,872	7,392
Change in operating assets and liabilities:
Accounts receivable	(156,654)	50,694
Prepaid expenses	24,512	(24,512)
Other assets	(657)	(7,389)
Unearned revenue	(26,088)	32,988
Accounts payable and accrued liabilities	98,419	204,617
Cash provided by (used in) operating activities	(533,163)	300,514

Investing Activities:
Purchases of property and equipment	(3,302)	(47,016)
Cash used in investing activities	(3,302)	(47,016)

Financing Activities:
Borrowings from debt obligations	35,000	-
Repayments of debt obligations	(8,680)	(10,911)
Issuance of stock for cash	143,907	-
Advances on stock subscriptions	250,148	-
Payments of stockholder distributions	-	(62,995)
Cash provided by (used in) financing activities	420,375	(73,906)

Increase (decrease) in cash and cash equivalents	(116,090)	179,592
Cash and cash equivalents at beginning of period	198,500	54,791
Cash and cash equivalents at end of period	$82,410	$234,383

Supplemental schedule of cash paid during the period for:
Interest	$5,888	$6,322
Income Taxes	$-	$-
Supplemental schedule of financing activities:
Issuance of stock to repay debt	$563,907	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 13, 2012, the Company’s Board of Directors unanimously approved a change in the Company’s name from Anvex International, Inc. to Health Revenue Assurance Holdings, Inc.

On April 13, 2012, the Company’s Board of Directors authorized a 12.98 for 1 split of its common stock to stockholders of record as of April 13, 2012.  Shares resulting from the split were issued on April 26, 2012.  In connection therewith, the Company transferred $32,747 from additional paid in capital to common stock, representing the par value of additional shares issued.  As a result of the stock split, fractional share were rounded up.  All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.

Dream Reachers, LLC. (“Dream Reachers”), a subsidiary of the Company, is engaged in the holding of real estate used by the Company.

 2 – GOING CONCERN AND LIQUIDITY

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has working capital deficits, debt outstanding, significant payables, incurred substantial net losses and has an accumulated deficit. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations.  There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.   These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012 (our “10-K”)

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Health Revenue Assurance Associates and the accounts of its Variable Interest Entity (“VIE”), Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

Consolidation of Variable Interest Entities

Effective January 1, 2010, the Company adopted new provisions of the consolidation guidance included in Accounting Standards Codification 810, Consolidations, that amended the consolidation guidance applicable to VIEs and the definition of a VIE, and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. Under the consolidation guidance, the Company must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The approximate carrying amount and classification of the assets and liabilities of the Company’s VIE, Dream Reachers, LLC included in the Consolidated Balance Sheets are as follows:

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2012	December 31, 2011
Total assets	$229,000	$230,000
Total liabilities	$185,000	$185,000

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

Revenue Recognition

The Company utilizes the specific performance method of recognizing its revenues.

A significant portion of the Company’s revenue is generated from providing medical coding audit services.   Auditing revenue is billed in accordance with the contract, generally at 3 benchmarks which coincide when work is performed.  Below is a description of general listing of benchmarks and work phases associated with the Company’s audit services:

●
Planning Phase - work commences prior to and as soon as the contract is signed and generally lasts 4 weeks or more. It includes a thorough review and understanding of the client’s business model and existing medical coding systems, the design and setting of the audit scope, scheduling of the job, assignment of audit staff, determination of the appropriate audit sample size and sampling methods to be employed, and other requirements specific to a given contract. The planning phase also includes the determination of deliverables as defined in the contract or that may be appropriate given the client’s circumstances.  These deliverables generally consist of a listing of coding errors, training results, and a final overall report.  The Company generally invoices and recognizes 50% of the contract value at the completion of the Planning Phase as specific pre field work services have been rendered and completed at the end of this phase, the value of this portion of the contract price has been predetermined, and collectability is reasonably assured.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●
Field Work Phase – is performed at the client location and generally lasts one week and encompasses actual testing of sample claims preselected in the Planning Phase.  The auditor generally loads the selected claims into the Company’s proprietary software and audits each claim record by reviewing actual medical records. The software assists the auditor in determining proper classifications and allows the auditor to compare the proper classification against what was filed in the submission made by the client to Medicare.  Notes and comments are recorded and audit reports are generated.  The Company generally invoices and recognizes 40% of the contract value at the completion of the Field Work Phase as specific audit service has been rendered and its value is predetermined based on the contract.

●
Reporting Phase – includes a summary of audit findings, exit conference with clients, and any other specific deliverables as determined by the contract. The Company generally invoices and recognizes the remaining 10% of the contract value at the completion of the Report Phase.

An insignificant amount of the Company’s revenue is derived from consulting, training and coding services provided. Revenue from these revenue streams is recognized after services are provided based on the quoted and agreed upon fee contained in its contracts.

Dream Reachers, LLC, owns the Company’s offices and is the borrower on a mortgage loan related to such offices.  Dream Reachers, LLC does not engage in real estate rental business.  Its offices are utilized by HRAA at no cost and HRAA pays the related mortgage’s principal and interest, taxes and maintenance.   Dream Reachers has been treated as a Variable Interest Entity for accounting purposes in the Company’s consolidated financial statements.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect.  An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management has determined that no allowance is required at March 31, 2012 and December 31, 2011.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development

Research and software development costs are expensed as incurred.

Long-Lived Assets

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying values may no longer be appropriate.  Recoverability of carrying values is assessed by estimating future net cash flows from the assets.  Based on management's evaluations, no impairment charge was deemed necessary. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact management's assumptions as to sales prices, rental rates, costs, holding periods or other factors that may result in changes in the Company’s estimates of future cash flows.  Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

Advertising

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to approximately $37,000 and $19,000 for the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

The Company has elected to convert from a Subchapter S corporation for Federal income tax purposes to a C corporation effective October 21, 2011.  Accordingly, the Company's income or losses are passed through to its shareholder through October 21, 2011.  The Company will absorb the tax effects of any income or losses subsequent to the date of conversion to a C Corporation and in future years. Federal income tax returns for years prior to 2008 are no longer subject to examination by tax authorities.

A deferred tax asset of approximately $358,000 would result from the C Corporation losses totaling $917,000 as of March 31, 2012. These losses would begin to expire in December 31, 2032. A valuation allowance has been applied because the Company is unsure when they will be able to use the losses.

We evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three months ended March 31, 2012 and 2011, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2012:

2012
Building and improvements	$227,603
Furniture	119,811
Equipment	100,994
448,408
Less - Accumulated depreciation	102,396
Total	$346,012

Depreciation expense for the three months ended March 31, 2012 and 2011 was approximately $9,800 and $7,300, respectively.

 5 – LINE OF CREDIT

The Company has a $150,000 revolving line of credit with a bank for its general working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit has an open ended maturity date, is automatically renewed unless cancelled, and incurs interest at the Bank’s prime rate plus 3%. The Bank’s prime rate of interest at March 31, 2012 was 3.25%.

 6 – LONG TERM BORROWINGS

The Company has a term loan with a bank whose proceeds were used for general working capital needs (the “Term Loan”).  The Term Loan was established in March 2009 as a result of a conversion of a revolving line of credit.  The Term Loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of the Company.  Payments of principal and interest are approximately $2,700 per month. The Term Loan matures in five years and incurs interest at the rate of 6.75% per annum.  Balances due as of March 31, 2012 was approximately $59,000.

Dream Reachers, LLC (a VIE) has a mortgage related to certain real estate which houses the Company’s main offices in Plantation, Florida.   The loan originated July, 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by one of the stockholders of the Company and all members of Dream Reachers, LLC. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve.   The balance under this mortgage loan as of March 31, 2012 was approximately $184,000.  Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

On October 21, 2011, the Company entered into a second Bridge Loan agreement (the “Bridge Loan”) in the amount of $250,000 with a third party lender. The primary purpose was to repay the Initial Bridge Loan and to pay for certain professional fees in connection with the reverse merger with Anvex International, Inc.  Upon the closing of the transaction, all interest accrued but not paid was deemed cancelled and paid in full and the entire principal amount of the note was automatically converted into an aggregate of 103,523 shares of common stock at a conversion price of $2.415 per share which is equal to a discount of 25% of the Purchase Price. The loan was converted to stock in February 2012.

Future annual principal payments for the twelve months ending March 31 are as follows:

2012	$34,120
2013	36,134
2014	6,089
2015	6,511
2016	6,962
Thereafter	153,561
Total	$243,377

 7 – ADVANCE ON CONVERTIBLE PROMISSORY NOTES

In December 2011, the Company received a deposit of $170,000, less subscription costs of approximately $25,000.  This deposit was an advance on three convertible promissory notes totaling approximately $314,000 signed on February 2, 2012.  These loans were to mature in August 2012 but were converted into stock. The Company received an additional $258,000 in the first quarter that was converted to stock in April 2012.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 8 – COMMITMENTS

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

Future minimum lease payments under these leases are as follows

Twelve Months Ending March 31:

2013	24,400
Total	$24,400

 9 – CONCENTRATIONS

Sales to two customers were approximately 41% and 18% of net sales for the three months ended March 31, 2012.  Sales to one customer were approximately 18% of net sales for the three months ended March 31, 2011, respectively.

Two vendors represented approximately   32% and 13% of the outstanding Accounts Payable balance as of March 31, 2012.

Three customers represented approximately  27%, 21%, 14% of the Accounts Receivable as of March 31, 2012.

10 - SUBSEQUENT EVENTS

On May 4, 2012, the Company initiated a lawsuit against Mr. Siddel, an employee of the Company, in United States District Court for the Southern District of Florida seeking a declaration of its obligations to pay severance under the terms of its existing employment agreement.  On May 8, 2012, the Company terminated the employment of Mr. Siddel and subsequently amended its complaint to enforce certain non competition clauses contained in the agreement.  In accordance with the terms of agreement, the Company may be exposed to severance compensation in the amount of $350,000.  The Company intends to contest this potential severance related compensation vigorously.  As of March 31, 2012 the Company has not accrued any of the compensation since it does not believe that any is due or payable.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 14, 2012 the Company received $275,000 related to four convertible notes. The term of each note is 12 months. Interest is computed at 6% based on a 360 day year and is payable on the maturity date. Interest is due and payable only if the notes are repaid in cash. These notes may be converted to common stock at a conversion rate of $.10 per share at any time after 30 days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Health Revenue Assurance Holdings, Inc. (“HRAH”) for the three months ended March 31, 2012 and 2011, should be read in conjunction with the Selected Consolidated Financial Data, HRAH’s financial statements, and the notes to those financial statements that are included elsewhere in this Current Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

HRAA provides medical coding consulting services designed to support the performance of revenue integrity for integrated health systems, hospitals, ambulatory surgical centers and physician practices throughout the United States. The services provided include general consulting, education, training, medical coding auditing, and medical coding input services.

HRAA supports hundreds of major healthcare providers as well as non-profit and publicly owned community healthcare entities with contract coding, billing and coding audits, education, revenue cycle consulting, and transition services.

On April 13, 2012, the Company’s Board of Directors unanimously approved a change in the Company’s name from Anvex International, Inc. to Health Revenue Assurance Holdings, Inc. (“HRAH”).

HRAA has one subsidiary, Dream Reachers, LLC.

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

On April 9, 2012, as published in the Federal Register, citing concerns about the ability of provider groups to meet the looming compliance deadline to adopt ICD-10-CM/PCS, HHS announced a proposed rule which would delay the implementation date to October 1, 2014.  Interested parties now have the ability to comment during a period ending 30 days after the date of the announcement. HHS then has a 60 day period to review and issue its final decision regarding the final implementation date.

The Company anticipates significant revenue growth from the implementation of ICD-10-CM/PCS, whether implemented on October 1, 2013 or the newly proposed effective date of October 1, 2014.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Results of Operation

The following table presents a summary of operating information for the year ended March 31, 2012 and 2011:

	For the three	For the three
	months	months	Increase/	Increase/
	March 31,	March 31,	(Decrease)	(Decrease)
	2012	2011	($)	(%)

Net Revenue	$605,830	$316,064	$289,766	91.7%
Cost of Revenues	431,120	81,456	349,664	429.3%
Gross profit	174,710	234,608	(59,898)	-25.5%

Selling and administrative expenses	609,270	163,509	445,761	272.6%
Research and development expenses	32,213	20,665	11,548	55.9%
Depreciation and amortization	9,872	7,392	2,480	33.5%
Interest expense, net	5,922	6,318	(396)	-6.3%
Net income (loss)	$(482,567)	$36,724	$(519,291)	-1414.0%

Net Revenue:

Net revenue increased by approximately $290,000 or approximately 92%, from approximately $316,000 for the three months ended March 31, 2011 to approximately $606,000 for the three months ended March 31, 2012.  The increase was due primarily to increased revenue generated from auditing services as a result of an increase in business development and marketing efforts put forth by HRAA.

Cost of Revenues:

Cost of revenues increased by approximately $350,000 or approximately 429%, from approximately $81,000 for the year three months ended March 31, 2011 to approximately $431,000 for the three months ended March 31, 2012.  The increase was due primarily to greater personnel and related training costs associated with the buildup of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods. Specifically, as of March 31, 2012, the Company employed 22 service provider personnel on staff as compared to 3 service provider personnel as of March 31, 2011.

Gross profit:

Gross profit decreased by approximately $60,000, or approximately 26%, from approximately $235,000 for the year ended March 31, 2011 to approximately $175,000 for the three months ended March 31, 2012.  The decrease in gross profit was due to costs associated with a buildup of service personnel in advance of revenues from prospective service contract activity in advance of the planned increase in business.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $609,000 for the three months ended March 31, 2012, an increase of approximately $446,000, or 273%, from approximately $163,000 for the three months ended March 31, 2011.  The change in the 2012 period compared to the 2011 period was primarily due to a) increased compensation related expenses associated with the buildup of the Company’s management and administrative staff in anticipation of growth in business volume b) increased travel and business development expenses and c) increased purchases of software and expenses related to the increase in personnel and d) professional fees connected to Anvex’s merger with HRAA which occurred in February 2012.

Research and Development Expenses:

Research and development expenses were approximately $32,000 for the three months ended March 31, 2012, an increase of approximately $11,000, or 52%, from approximately $21,000 for the three months ended March 31, 2011. The increase was primarily due to expenses associated with the development of the Company’s proprietary software.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were $9,900 for the three months ended March 31, 2012, an increase of approximately $2,500, or 34%, from approximately $7,400 for the three months ended March 31, 2011. The increase was primarily due to depreciation costs associated with the Company’s purchases for office furniture and computer necessary to support the increase in personnel costs.

Net Income:

As a result of the above factors, a net loss of approximately $483,000 was recognized for the three months ended March 31, 2012 as compared to net income of approximately $37,000 for the three months ended March 31, 2011, a decrease of approximately $520,000 or approximately 1414%.  The decrease in net income was primarily attributable to the effect of increased expenses related to a) compensation expenses associated with the buildup of service providers and administrative personnel b) increased business development efforts, and c) costs associated with the Company’s merger with Anvex in February 2012.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from long term debt and private placement of its shares. Overall, for the three months ended March 31, 2012, the Company generated approximately $420,000 from its financing activities primarily associated with the merger with Anvex and the related issuance of convertible debt.  Such proceeds, coupled with its beginning cash balances, were utilized by the Company to fund its negative cash flow from operating activities in the amount of $533,000.

As of March 31, 2012, the Company had cash balances of approximately $82,000 as compared to approximately $199,000 as of December 31, 2011, a decrease of approximately $117,000. The decrease was primarily due to the cash used for an increased number of personnel in anticipation of planned increases in business. At  December 31, 2011, the Company has a working capital deficit of approximately $505,000.

Net cash used in operating activities was approximately $533,000 for the three months ended March 31, 2012.  This compared to net cash provided by operating activities of approximately $301,000 for the three months ended March 31, 2011. The decrease of $834,000 was primarily due to higher personnel costs, greater travel and business development costs, and professional fees connected to Anvex’s merger with HRAA which occurred in February 2012.

Net cash provided by financing activities amounted to approximately $420,000 for the three months ended March 31, 2012, compared to net cash used in the three months ended March 31, 2011 of approximately $74,000, representing an increase in net cash flow from financing activities of approximately $494,000.  This was due to the receipt of net proceeds from the Company’s issuance of stock in the 2012.

Bank loans

The Company has three bank loans from two commercial banks for working capital.

1.
A revolving line of credit for $150,000 with Bank of America for working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit has an open ended maturity date, is automatically renewed unless cancelled, and incurs interest at the Bank’s prime rate plus 3%. The Bank’s prime rate of interest at March 31, 2012 was 3.25%. The balance of the revolving line of credit as of March 31, 2012 was $133,500.

2.
A term loan with Bank of America whose proceeds were used for general working capital. The loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of HRAA. Payments of principal and interest are approximately $2,700 per month. The loan matures in five years from March 2009, and incurs interest at the rate of 6.75% per annum. The balance due as of March 31, 2012 was $59,000.

3.
A mortgage made to one of HRAA’s subsidiaries related to certain real estate which houses HRAA’s main offices in Plantation, Florida.  The loan originated July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a stockholder of HRAA and all members of the affiliate. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve.  The balance under this mortgage loan as of March 31, 2012 was approximately $184,000. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

4.
On February 2, 2012, the Company entered into three Convertible Promissory notes totaling $313,902.  These loans mature on August 1, 2012 and automatically convert into securities if the Company affected a qualified financing. These loans converted to common stock on February 10, 2012 in conjunction with the Anvex Merger.

In the coming 12 months, HRAA has approximately $34,120 in bank loans that will mature.

Going Concern

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, the Company has working capital deficits, debt outstanding, significant payables, incurred substantial net losses and has an accumulated deficit. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations.  There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

The Company’s recent merger was timed to provide the capital needed to execute the Company’s growth plan consisting of rapidly expanding the Company’s revenues, work force, overall business development efforts, and to fund expected operating losses prior to the planned implementation of ICD-10.

The Company has proceeded in its plan and has hired a significant number of new employees necessary to achieve future revenue growth.  Operating losses have occurred as planned during this build up phase as revenues related to this build up in expense normally follows in later periods.  Additionally, the amount raised in the merger from the sale of common stock was approximately $600,000 short of the amount needed to fund both the growth plan and the costs of the merger.

As a result of the above factors, the Company currently has working capital deficits, debt outstanding, significant payables, substantial net losses and an accumulated deficit and has not been able to generate sufficient cash from operating activities to fund its ongoing operations.  There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has commenced discussions with interested parties regarding additional investment in the Company’s common stock in amounts which approximate its current estimated working capital shortfall. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

2012-2013 Outlook

Our future plans target capitalizing on opportunities made available from the mandated implementation of ICD-10-CM/PCS, currently required to be implemented by hospitals and health care providers throughout the country on either by October 1, 2013.  As previously described, on April 9, 2012, HHS announced a proposed rule which would delay the implementation date to October 1, 2014.  The determination of the final implementation date will be known by mid July 2012.

Regardless of the final implementation date, the Company’s plan to capitalize on the mandated implementation is based upon on the expectation that we will  a)  increase the level of  coding service revenues from clients that seek contract coding  based on the requirements of  ICD-10-CM/PCS  b) increase audit service revenues from clients that seek to validate the accuracy of their billing performed by internal departments and c) implement a technology based software analytic solution which would assist clients to identify financial opportunities relating to the transition to ICD-10-CM/PCS.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Health Revenue Assurance Associates Holdings, Inc. and its wholly-owned subsidiary, Health Revenue Assurance Associates and the accounts of its variable interest entity, Dream Reachers, LLC.  All significant inter-company transactions and balances are eliminated in consolidation.

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

Revenue Recognition

The Company utilizes the specific performance method of recognizing its revenues.

A significant portion of the Company’s revenue is generated from providing medical coding audit services.   Auditing revenue is billed in accordance with the contract, generally at 3 benchmarks which coincide when work is performed.  Below is a description of general listing of benchmarks and work phases associated with the Company’s audit services:

•
Planning Phase - work commences prior to and as soon as the contract is signed and generally lasts 4 weeks or more. It includes a thorough review and understanding of the client’s business model and existing medical coding systems, the design and setting of the audit scope, scheduling of the job, assignment of audit staff, determination of the appropriate audit sample size and sampling methods to be employed, and other requirements specific to a given contract. . The planning phase also includes the determination of deliverables as defined in the contract or that may be appropriate given the client’s circumstances.  These deliverables generally consist of a listing of coding errors, training results, and a final overall report.  The Company generally invoices and recognizes 50% of the contract value at the completion of the Planning Phase as specific pre field work services have been rendered and completed at the end of this phase, the value of this portion of the contract price has been predetermined, and collectability is reasonably assured.

•
Field Work Phase – is performed at the client location and generally lasts one week and encompasses actual testing of sample claims preselected in the Planning Phase.  The auditor generally loads the selected claims into the Company’s proprietary software and audits each claim record by reviewing actual medical records. The software assists the auditor in determining proper classifications and allows the auditor to compare the proper classification against what was filed in the submission made by the client to Medicare.  Notes and comments are recorded and audit reports are generated.  The Company generally invoices and recognizes 40% of the contract value at the completion of the Field Work Phase as specific audit service has been rendered and its value is predetermined based on the contract.

•
Reporting Phase – includes a summary of audit findings, exit conference with clients, and any other specific deliverables as determined by the contract. The Company generally invoices and recognizes the remaining 10% of the contract value at the completion of the Report Phase.

An insignificant amount of the Company’s revenue is derived from consulting, training and coding services provided. Revenue from these revenue streams is recognized after services are provided based on the quoted and agreed upon fee contained in its contracts.

Dream Reachers, LLC, owns the Company’s offices and is the borrower on a mortgage loan related to such offices.  Dream Reachers, LLC does not engage in real estate rental business.  Its offices are utilized by HRAA at no cost and HRAA pays the related mortgage’s principal and interest, taxes and maintenance.   Dream Reachers has been treated as a Variable Interest Entity for accounting purposes in the Company’s consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective because we lack internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC reporting, generally accepted accounting principals (GAAP) and tax accounting procedures.  We realize that we need to take steps to address this matter, including hiring a Chief Financial Officer.  We believe that hiring a Chief Financial Officer will make significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

On May 8, 2012 we terminated Keith Siddel from his position as our Chief Marketing Officer.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: May 21, 2012	By:	/s/ Andrea Clark
Andrea Clark
Chief Executive Officer (Principal Executive Officer)

Dated: May 21, 2012	By:	/s/ Robert Rubinowitz
Robert Rubinowitz
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)