Form 10-K/A
period 2011-12-31
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2012-07-31
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form  10-K/A

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

As of April 16, 2012, the number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding was 2,821,000

EXPLANATORY NOTE

This Amendment to the Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2012 (the “Form 10-K”) is being filed to incorporate changes in response to comments received on June 26, 2012 from the Commission as a result of the Commission’s review of the Form 10-K and the Amended Number 2 to Form 8-K filed on April 27, 2012. Specifically, the Commission asked that we revise the section labeled “Intellectual Property” to clarify that we have a patent application pending and have not been granted that patent. This Amendment should be read in conjunction with the Form 10-K.

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

Intellectual Property

We have a patent pending on our computer software and technology relating to hospital claims auditing system and methods. We filed for this patent with the United States Patent and Trademark Office on October 13, 2006. The patent is currently pending.
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

Revenue Recognition
The Company recognizes revenue based on the proportional performance method of recognizing revenues.

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

ANVEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue based on the proportional performance method of recognizing revenues.

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

Date: July 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrea Clark	Chief Executive Officer	July 30, 2012
Andrea Clark	(Principal Executive Officer)

/s/ Robert Rubinowitz	Chief Financial Officer and President	July 30, 2012
Robert Rubinowitz	(Principal Financial Officer and Principal Accounting Officer)

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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