Form 10-Q
period 2012-06-30
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2012-08-20
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________

Commission File Number:  333-173039

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0363866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8551 W. Sunrise Boulevard, Suite 304 Plantation, Florida 33322
(Address of principal executive offices) (Zip Code)

(954) 472-2340
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 35,413,139 shares of the Registrant’s Common Stock outstanding at August 20, 2012.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements (unaudited)

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Condensed Consolidated Financial Statements	F-4

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2012	2011
Assets
Cash	$138,737	$198,500
Accounts receivable	376,832	143,557
Due from Factor	69,710	-
Prepaid expenses	2,832	24,512
Other current assets	6,966	5,842
Total Current Assets	595,077	372,411

Property and Equipment	504,984	445,106
Accumulated Depreciation	(115,193)	(92,607)
Property and Equipment, net	389,791	352,499

Other assets	8,865	8,865
Finance costs, net	3,279	2,804
	12,144	11,669

Total Assets	$997,012	$736,579

Liabilities and Stockholders' (Deficit)
Accounts payable	$232,816	$195,901
Accrued expenses	67,957	23,267
Accrued payroll	301,905	73,685
Line of credit	150,000	98,500
Capital Leases (current obligation)	16,923	-
Current maturities of long term debt	34,789	283,640
Advances on convertible promissory notes	-	170,000
Convertible Debt Payable	2,837	-
Unearned revenue	85,057	32,988
Total Current Liabilities	892,284	877,981
Capital Leases (net of current portion)	21,174	-
Long term debt, net of current portion	200,241	218,417
Total Liabilities	$1,113,699	$1,096,398

Commitments

Stockholders' (Deficit):
Common stock ($.001 par value, 75,000,000 shares authorized,	35,413	13,199
35,413,139 shares and 13,199,219 issued and outstanding at
June 30, 2012 and December 31, 2011, respectively)
Additional paid-in capital	1,968,819	754,310
(Accumulated deficit)	(2,120,919)	(1,127,328)
Total Stockholders' (Deficit)	(116,687)	(359,819)

Total Liabilities and Stockholders' (Deficit)	$997,012	$736,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	(for the three months ended)		(for the six months ended)
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net Revenues	$1,028,266	$273,890	$1,634,096	$589,953

Cost of Revenues	453,233	69,642	884,352	151,098
Gross Profit	575,033	204,248	749,744	438,855

Operating Expenses
Selling and administrative expenses	1,047,334	146,563	1,656,605	310,071
Research and development	20,920	18,000	53,133	38,665
Depreciation and amortization	12,879	7,487	22,750	14,879
Total Operating Expenses	1,081,133	172,050	1,732,488	363,615

Income (Loss) before other expense, net	(506,100)	32,198	(982,744)	75,240

Other Expenses
Interest Expense, net	4,922	6,291	10,842	12,609
Total Other Expenses	4,922	6,291	10,842	12,609

Income (Loss) before provision for income taxes	(511,022)	25,907	(993,586)	62,631

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(511,022)	$25,907	$(993,586)	$62,631

Net Earnings Per Share attributable to common stockholders
basic and diluted	$(0.01)	$0.00	$(0.03)	$0.00
Weighted Average Number of Shares Outstanding
basic and diluted	35,229,195	13,199,219	35,229,195	13,199,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(for the six months ended)

	June 30	June 30
	2012	2011
Cash flows from Operating Activities:
Net income (loss)	$(993,586)	$62,631
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	22,750	14,879
Change in operating assets and liabilities:
Accounts receivable	(234,899)	48,580
Due from Factor	(69,710)	-
Prepaid expenses	21,680	-
Other assets	(1,124)	3,811
Amortization of beneficial conversion feature	2,198	-
Unearned revenue	52,069	-
Accounts payable and accrued liabilities	309,826	1,326
Cash provided by (used in) operating activities	(890,796)	131,227

Investing Activities:
Purchases of property and equipment	(21,175)	(2,523)
Cash used in investing activities	(21,175)	(2,523)

Financing Activities:
Borrowings (Repayments) on line of credit, net	51,500	(6,000)
Repayments of debt obligations	(17,022)	(15,715)
Issuance of stock for cash	818,337	-
Payments on Capital Leases	(607)	-
Payments of stockholder distributions	-	(86,995)
Cash provided by (used in) financing activities	852,208	(108,710)

Increase (decrease) in cash and cash equivalents	(59,764)	19,994
Cash and cash equivalents at beginning of period	198,500	54,792
Cash and cash equivalents at end of period	$138,737	$74,786

Supplemental schedule of cash paid during the year for:
Interest	$14,898	$12,616
Income Taxes	$-	$-
Supplemental schedule of financing and investing activities:
Issuance of stock to repay debt	$563,907	$-
Capital lease obligation incurred for use of equipment	$38,704	$0
Beneficial conversion feature on convertible debt charged to additional paid in capital	$300,000	$0

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

3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012 (our “10-K”) and 10 K/A filed with the Securities and Exchange commission (the “SEC) on July 31, 2012.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Health Revenue Assurance Associates and Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue based on the proportional performance method of recognizing revenue.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A substantial portion of the Company’s revenue is generated from medical coding audit services. Auditing revenue is invoiced in accordance with the contract, generally at three benchmark time periods which coincide with when specific, obligatory field work services have been rendered and completed, the value of this portion of the contract price has been predetermined and agreed upon, and the client has received benefit or value in the form of the independent identification of system weaknesses and risk analysis. Further, collectability is reasonably assured due to the existence of a fixed fee contract and the size and financial health of the Company’s clients. Below is a description of the general benchmarks and work phases associated with the Company’s audit services:

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect.  An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management has determined that no allowance is required at June 30, 2012 and December 31, 2011.

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

Long-Lived Assets

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying values may no longer be appropriate.  Recoverability of carrying values is assessed by estimating future net cash flows from the assets.  Based on management's evaluations, no impairment charge was deemed necessary at June 30, 2012 and 2011. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact management's assumptions as to sales prices, rental rates, costs, holding periods or other factors that may result in changes in the Company’s estimates of future cash flows.  Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

Advertising

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to approximately $78,000 and $58,000 for the six months and $41,000 and $39,000 for the three months ended June 30, 2012 and 2011, respectively.

Income Taxes

The Company has elected to convert from a Subchapter S corporation for Federal income tax purposes to a C corporation effective October 21, 2011.  Accordingly, the Company's income or losses are passed through to its shareholder for the period January 1 to October 21, 2011.  The Company will absorb the tax effects of any income or losses subsequent to the date of conversion to a C Corporation and in future years. Federal income tax returns for years prior to 2008 are no longer subject to examination by tax authorities.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A deferred tax asset of approximately $556,929 would result from the cumulative C Corporation losses of approximately $1,428,024 as of June 30, 2012.  A valuation allowance has been applied because the Company is unsure when they will be able to use the losses.

We evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the six months ended June 30, 2012 and 2011, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

Earnings Per Share

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 requires the presentation of basic earnings per share and diluted earnings per share.

The Company’s basic earnings per ordinary share is based on net income for the relevant period, divided by the weighted average number of ordinary shares outstanding during the period.   Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.  Potential shares from convertible debt have not been included since the impact would be anti-dilutive

Segment Reporting

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

4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2012:

2012
Building and improvements	$227,603
Furniture	119,811
Equipment	157,570
504,984
Less - Accumulated depreciation	115,193
Total	$389,791

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was approximately $23,000 and $15,000 for the six months ended June 30, 2012 and 2011, respectively, and was approximately $13,000 and $7,000 for the three months ended June 30, 2012 and 2011, respectively

5 – LINE OF CREDIT

The Company has a $150,000 revolving line of credit with a bank for its general working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit has an open ended maturity date, is automatically renewed unless cancelled, and incurs interest at the Bank’s prime rate plus 3%. The Bank’s prime rate of interest at June 30, 2012 was 3.25%.

6 – LONG TERM DEBT

The Company has a term loan with a bank whose proceeds were used for general working capital needs (the “Term Loan”).  The Term Loan was established in March 2009 as a result of a conversion of a revolving line of credit.  The Term Loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of the Company.  Payments of principal and interest are approximately $2,700 per month. The Term Loan matures in five years and incurs interest at the rate of 6.75% per annum.  Balances due as of June 30, 2012 was approximately $52,000.

The Company has a mortgage related to certain real estate which houses the Company’s main offices in Plantation, Florida.  The loan originated July, 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by the stockholder of the Company. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve. The balance under this mortgage loan as of June 30, 2012 was approximately $183,000. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

Future annual principal payments for the twelve months ending June 30 are as follows:

2013	$34,789
2014	28,700
2015	6,192
2016	6,621
2017	7,079
Thereafter	151,649
Total	$235,030

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7 – CAPITAL LEASES

The Company leases its property and equipment from Dell Financial Services L.L.C. under a capital lease. The economic substance of the lease is that the Company is financing the acquisition of the assets through the lease, and, accordingly, it is recorded in the Company’s assets and liabilities.

The following is an analysis of the leased assets included in Property and Equipment:

June 30, 2012
Equipment	41,969
Less accumulated depreciation	(2,429)

$39,540

The lease agreement contains a bargain purchase option at the end of the lease term.

The following is a schedule by years of future minimum payments required under the lease together with their present value as of June 30, 2012:

Year Ending June 30:
2012	$16,923
2013	16,923
2014	14,166

Total minimum lease payments	48,012
Less amount representing interest	(9,915)

Present value of minimum lease payments	$38,097

Amortization of assets held under capital leases is included with depreciation expense is approximately $2,000 and $0 for the three and six months ended June 30, 2012 and 2011.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8 – FACTORING AGREEMENT

In June 2012, the Company entered into a factoring agreement with a finance company.  Under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse in the event of non-payment.  At June 30, 2012, the Company had factored approximately $471,000 of receivables and had received cash advances of approximately $401,000.

9 – CONVERTIBLE PROMISSORY NOTES

In May 2012 the Company received $300,000 related to five convertible notes. The term of each note is 12 months. Interest is computed at 6% based on a 360 day year and is payable on the maturity date. Interest is due and payable only if the notes are repaid in cash. These notes were converted to common stock at a conversion rate of $.10 per share on July 15th, 2012

The Company recorded a discount to the convertible note in the amount of $300,000. This amount consists of a beneficial conversion feature in the amount of $300,000 determined on the intrinsic value between the fair market value of the Company’s stock and the conversion price.

10 – COMMITMENTS

The Company leases certain office equipment under non-cancelable operating lease arrangements.  Monthly payments under the lease agreements are approximately $600 as of June 30, 2012.

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

Starting September 1, 2012, the lease has been renewed for three years with a fixed payment of approximately $5,008 per month. For each year thereafter of the initial year, the full service price will be subject to an increment of 4%.

Future minimum lease payments under these leases are as follows

Twelve Months Ending June 30:

2013	$58,273
2014	61,900
2015	64,376
2016	66,951
Total	$251,500

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11 – CONCENTRATIONS

Sales to two customers were approximately 35% and 17% of net sales for the six months ended June, 2012.

Sales to two customers were approximately 55% and 27% of net sales for the three months ended June, 2012.

Two vendors represented approximately 47% and 7% of the outstanding Accounts Payable balance as of June 30, 2012.

Two customers represented approximately 56%, and 19% of the Accounts Receivable as of June 30, 2012.

12 – SETTLEMENT

On May 8, 2012, the Company terminated the employment of Keith A. Siddel (“Siddel”) from his position as our Chief Marketing Officer and subsequently amended its complaint to enforce certain non-competition clauses contained in the employment agreement. The Company sought a declaration of its obligations to pay severance under the terms of its then-existing employment agreement with Siddel.

On July 9, 2012, the Company and Siddel entered into a Settlement Agreement to resolve two pending lawsuits arising out of the termination of Siddel’s employment agreement. The lawsuit was initiated by the Company against Siddel, in the United States District Court for the Southern District of Florida.  In addition, Siddel sued the Company in the United States District Court of the District of Colorado.

Pursuant to the Settlement Agreement, Siddel agreed to abolish all claims and lawsuits against the Company and Andrea Clark and Robert Rubinowitz. In exchange the Company has agreed to make eleven (11) payments totaling $232,500 to reacquire his shares. These payments commence July 2012. In addition the Company has agreed to abolish all claims and lawsuits against Siddel.  The Settlement Agreement has a seven (7) day grace period for payments to Siddel, after which time, Siddel may seek court intervention to enforce the payments.  Andrea Clark and Robert Rubinowitz, the Companies Chief Executive Officer and Chief Operating Officer, respectively, have personally guaranteed the payments of the Settlement Agreement.

The Company also issued shares of 3,299,802 as a result of this transaction to four individuals at a price of $.25 per share. These shares were issued in July and will be recorded in the third quarter.

Mr. Siddel resigned any and all positions which he had or presently may have had with the Company.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Settlement Agreement, both parties are dismissing their respective filings and have agreed to not enter any more lawsuits concerning the scope of this matter.

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations, financial condition or cash flows.

13 – SUBSEQUENT EVENTS

On July 15, 2012, the holders of the five convertible notes issued by the Company in May 2012 exercised their rights under the agreement and converted the debt into common stock at a conversion rate of $.10 per share.

Items 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the results of operations and financial condition of Health Revenue Assurance Holdings, Inc. (“HRAH”) for the six months ended June 30, 2012 and 2011, should be read in conjunction with the Selected Consolidated Financial Data, HRAH’s financial statements, and the notes to those financial statements that are included elsewhere in this Current Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

HRAA has one subsidiary, Dream Reachers, LLC, engaged in the holding of real estate.

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

On April 9, 2012, as published in the Federal Register, citing concerns about the ability of provider groups to meet the looming compliance deadline to adopt ICD-10-CM/PCS, HHS announced a proposed rule which would delay the implementation date to October 1, 2014.  Interested parties had the ability to comment during a period ending 30 days after the date of the announcement. HHS has yet to issue its final decision regarding the final implementation date.

The Company anticipates significant revenue growth from the implementation of ICD-10-CM/PCS, whether implemented in October 1, 2013 or the newly proposed effective date of October 1, 2014.

Three months ended June 30, 2012 compared to June 30, 2011

Results of Operations

The following table presents a summary of operating information for the three months ended June 30, 2012 and 2011:

	For the three	For the three
	months	months	Increase/	Increase/
	June 30,	June 30,	(Decrease)	(Decrease)
	2012	2011	($)	(%)

Net Revenue	$1,028,266	$273,890	$754,376	275.4%
Cost of Revenues	453,233	69,642	383,591	550.8%
Gross profit	575,033	204,248	370,785	181.5%

Selling and administrative expenses	1,047,334	146,563	900,771	614.6%
Research and development expenses	20,920	18,000	2,920	16.2%
Depreciation and amortization	12,879	7,487	5,392	72.0%
Interest expense, net	4,922	6,291	(1,369)	(21.8)%
Net income (loss)	$(511,022)	$25,907	$(536,929)	(2072.5)%

Net Revenue:

Net revenue increased by approximately $754,000 or approximately 275%, from approximately $274,000 for the three months ended June 30, 2011 to approximately $1,028,000 for the three months ended June 30, 2012.  The increase was due primarily to increased revenue generated as a result of an increase in business development and marketing efforts put forth by HRAA.

Cost of Revenues:

Cost of revenues increased by approximately $384,000 or approximately 551%, from approximately $70,000 for the three months ended June 30, 2011 to approximately $453,000 for the three months ended June 30, 2012.  The increase was due primarily to greater personnel and related training costs associated with the buildup of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods. Specifically, as of June 30, 2012, the Company employed 71 service provider personnel on staff, who have to go through a period of training, as compared to 4 service provider personnel as of June 30, 2011.

Gross profit:

Gross profit increased by approximately $371,000, or approximately 182%, from approximately $204,000 for the three months ended June 30, 2011 to approximately $575,000 for the three months ended June 30, 2012.  The increase in gross profit was due to the increase in business experienced in the quarter.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $1,047,000 for the three months ended June 30, 2012, an increase of approximately $901,000 or 615%, from approximately $147,000 for the three months ended June 30, 2011.  The change in the 2012 period compared to the 2011 period was primarily due to:

●
Personnel costs have increased by approximately $584,000 or approximately 1980%, from approximately $30,000 for the three months ended June 30, 2011 to approximately $614,000 for the three months ended June 30, 2012.  The increase is due primarily to increased compensation and related expenses associated with the buildup of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Travel/Business Development has increased by approximately $74,000 or approximately 398%, from approximately $19,000 for the three months ended June 30, 2011 to approximately $93,000 for the three months ended June 30, 2012.  The increase was due primarily to sales team efforts to develop new business growth.

●
Software/technology costs were approximately $7,000 for the three months ended June 30, 2012, an increase of approximately $5,000, or 328%, from approximately $1,500 for the three months ended June 30, 2011.  The change in the 2012 period compared to the 2011 period is related to the increase in the Company’s staff.

●
Professional fees have increased from approximately $13,000 for the three months ended June 30, 2011 to approximately $68,000 for the three months ended June 30, 2012, an increase of approximately $55,000, or 437%.  This increase is attributable to legal and accounting services provided in connection with the merger and two subsequent capital raises, and expenses associated with audit and review services.

●	The remainder of the increase in Selling and administrative expenses is related to costs associated to the company’s business development such as marketing, trade shows and seminars.

Research and Development Expenses:

Research and development expenses were approximately $21,000 for the three months ended June 30, 2012, an increase of approximately $18,000, or 16%, from approximately $2,900 for the three months ended June 30, 2011. The increase was primarily due to expenses associated with the development of the Company’s proprietary software.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $13,000 for the three months ended June 30, 2012, an increase of approximately $5,000, or 72%, from approximately $7,000 for the three months ended June 30, 2011. The increase was primarily due to depreciation costs associated with the Company’s purchases for office furniture and computer necessary to support the increase in personnel.

Net Income:

As a result of the above factors, a net loss of approximately $511,000 was recognized for the six months ended June 30, 2012 as compared to net income of approximately $26,000 for the six months ended June 30, 2011, a decrease of approximately $537,000 or approximately 2,072.5%.  The decrease in net income was primarily attributable to the effect of increased expenses related to a) compensation expenses associated with the buildup of service providers and administrative personnel b) increased business development efforts c) increased professional fees.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Results of Operations

The following table presents a summary of operating information for the six months ended June 30, 2012 and 2011:

	For the six	For the six
	months	Months	Increase/	Increase/
	June 30,	June 30,	(Decrease)	(Decrease)
	2012	2011	($)	(%)

Net Revenue	$1,634,096	$589,953	$1,044,143	177.0%
Cost of Revenues	884,352	151,098	733,254	485.3%
Gross profit	749,744	438,855	310,889	70.8%

Selling and administrative expenses	1,656,605	310,071	1,346,534	434.3%
Research and development expenses	53,133	38,665	14,468	37.4%
Depreciation and amortization	22,750	14,879	7,871	52.9%
Interest expense, net	10,842	12,609	(1,763)	(14.0%)
Net income (loss)	$(993,586)	$62,631	$(1,056,217)	(1,686.4%)

Net Revenue:

Net revenue increased by approximately $1,044,000 or approximately 177%, from approximately $590,000 for the six months ended June 30, 2011 to approximately $1,634,000 for the six months ended June 30, 2012.  The increase was due primarily to increased revenue generated as a result of an increase in business development and marketing efforts put forth by HRAA.

Cost of Revenues:

Cost of revenues increased by approximately $733,000 or approximately 485%, from approximately $151,000 for the six months ended June 30, 2011 to approximately $884,000 for the six months ended June 30, 2012. The increase was due primarily to greater personnel and related training costs associated with the buildup of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods. Specifically, as of June 30, 2012, the Company employed 71 service provider personnel on staff, who have to go through a period of training, as compared to 4 service provider personnel as of June 30, 2011.

Gross profit:

Gross profit increased by approximately $311,000, or approximately 71%, from approximately $439,000 for the year ended June 30, 2011 to approximately $750,000 for the six months ended June 30, 2012.  The increase in gross profit was due to the increase in business experienced in the quarter.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $1,657,000 for the six months ended June 30, 2012, an increase of approximately $1,347,000, or 434%, from approximately $310,000 for the six months ended June 30, 2011.  The change in the 2012 period compared to the 2011 period was primarily due to:

●
Personnel costs have increased by approximately $801,000 or approximately 1209%, from approximately $66,000 for the six months ended June 30, 2011 to approximately $867,000 for the six months ended June 30, 2012.  The increase is due primarily to increased compensation and related expenses associated with the buildup of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Travel/Business Development has increased by approximately $168,000 or approximately 391%, from approximately $43,000 for the six months ended June 30, 2011 to approximately $211,000 for the six months ended June 30, 2012.  The increase was due primarily to sales team efforts to develop new business growth.

●
Software/technology were approximately $35,000 for the six months ended June 30, 2012, an increase of approximately $33,000, or 17955%, from approximately $2,000 for the six months ended June 30, 2011.  The change in the 2012 period compared to the 2011 period is related to the increase in the Company’s staff.

●
Professional fees have increased from approximately $26,000 for the six months ended June 30, 2011 to approximately $103,000 for the six months ended June 30, 2012, an increase of approximately $76,000, or 287%.  This increase is attributable to legal and accounting services provided in connection with the merger and two subsequent capital raises, and expenses associated with audit and review services.

●	The remainder of the increase in Selling and administrative expenses is related to costs associated to the company’s business development such as marketing, trade shows and seminars.

Research and Development Expenses:

Research and development expenses were approximately $53,000 for the six months ended June 30, 2012, an increase of approximately $14,000, or 37%, from approximately $39,000 for the six months ended June 30, 2011. The increase was primarily due to expenses associated with the development of the Company’s proprietary software.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $23,000 for the six months ended June 30, 2012, an increase of approximately $8,000, or 53%, from approximately $15,000 for the six months ended June 30, 2011. The increase was primarily due to depreciation costs associated with the Company’s purchases for office furniture and computer necessary to support the increase in personnel.

Net Income:

 As a result of the above factors, a net loss of approximately $994,000 was recognized for the six months ended June 30, 2012 as compared to net income of approximately $62,000 for the six months ended June 30, 2011, a decrease of approximately $1,056,000 or approximately 1,686.4%.  The decrease in net income was primarily attributable to the effect of increased expenses related to a) compensation expenses associated with the buildup of service providers and administrative personnel b) increased business development efforts c) increased professional fees.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include proceeds from long term debt and private placement of its shares. Overall, for the six months ended June 30, 2012, the Company generated approximately $852,000 from its financing activities primarily associated with the merger with Anvex and the related issuance convertible debt.  Such proceeds, coupled with its beginning cash balances, were utilized by the Company to fund its negative cash flow from operating activities in the amount of $811,000 and investment in property and equipment of approximately $21,000.

As of June 30, 2012, the Company had cash balances of approximately $139,000 as compared to approximately $75,000 as of June 30, 2011, an increase of approximately $64,000. At June 30, 2012, the Company has a working capital deficit of approximately $297,000.

Net cash used in operating activities was approximately $891,000 for the six months ended June 30, 2012.  This compared to net cash provided by operating activities of approximately $131,000 for the six months ended June 30, 2011. The decrease of $1,022,000 was primarily due to higher personnel costs, greater travel and business development costs, and professional fees connected to Anvex’s merger with HRAA which occurred in February 2012.

Net cash provided by financing activities amounted to approximately $852,000 for the six months ended June 30, 2012, compared to net cash used in the six months ended June 30, 2011 of approximately $109,000, representing an increase in net cash flow from financing activities of approximately $961,000.  This was due to the receipt of net proceeds from the Company’s issuance of stock, advances on convertible promissory notes, and net borrowings from new and existing debt obligations.

Financing

The Company has the following bank loans from two commercial banks for working capital and capital.

1.
A revolving line of credit for $150,000 with Bank of America for working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit has an open ended maturity date, is automatically renewed unless cancelled, and incurs interest at the Bank’s prime rate plus 3%. The Bank’s prime rate of interest at June 30, 2012 was 3.25%. The revolving line of credit was fully utilized as of June 30, 2012.

2.
A term loan with Bank of America whose proceeds were used for general working capital. The loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of HRAA. Payments of principal and interest are approximately $2,700 per month. The loan matures in five years from June 2009, and incurs interest at the rate of 6.75% per annum. The balance due as of June 30, 2012 was $52,000.

3.
A mortgage made to HRAA’s subsidiary related to certain real estate which houses HRAA’s main offices in Plantation, Florida.  The loan originated in July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a stockholder of HRAA. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve.  The balance under this mortgage loan as of June 30, 2012 was approximately $183,000. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

4.
A factoring facility with a finance company whereby, under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse in the event of non-payment.  At June 30, 2012, the Company had factored approximately $471,000 of receivable and had received cash advances of approximately $401,000.

5.	The Company leases certain office equipment under non-cancelable operating lease arrangements. Monthly payments under the lease agreements are approximately $600 as of June 30, 2012.

6.	On May 14, 2012, the Company entered into a round of Convertible Promissory notes totaling $300,000. These loans were to mature on May 14, 2013. The loans converted to common stock on July 15, 2012.

The Company’s recent merger yielded cash from the sale of common stock that was approximately $600,000 short of the expected amount to be raised in order in order to execute its growth plan for the near future.  Since the time of the merger, the Company has transacted on two supplementary capital raises totaling approximately $558,000 of additional capital infusion.  The Company has continued its buildup of the personnel and business development efforts and has incurred operating losses.  As a result, the Company currently possesses a working capital shortfall of approximately $297,000 and continues to hold discussions with interested parties regarding additional investment in the Company’s common stock in amounts which approximate its current estimated working capital shortfall. Should efforts to raise additional capital prove to be unsuccessful; the Company will reduce its growth plans accordingly.

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

2012-2013 Outlook

Our future plans target capitalizing on opportunities made available from the mandated implementation of ICD-10-CM/PCS, currently required to be implemented by hospitals and health care providers throughout the country by October 1, 2013.  As previously described, on April 9, 2012, HHS announced a proposed rule which would delay the implementation date to October 1, 2014.

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

Off-Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

The Company is an emerging growth company; therefore we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2)(B) of the Jumpstart Our Business Startups Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Anvex International, Inc and its wholly-owned subsidiary, Health Revenue Assurance Associates and its subsidiary, Dream Reachers, LLC.  All significant inter-company transactions and balances are eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue based on the proportional performance method of recognizing revenue.

A substantial portion of the Company’s revenue is generated from medical coding audit services. Auditing revenue is invoiced in accordance with the contract, generally at three benchmark time periods which coincide with when specific, obligatory field work services have been rendered and completed, the value of this portion of the contract price has been predetermined and agreed upon, and the client has received benefit or value in the form of the independent identification of system weaknesses and risk analysis. Further, collectability is reasonably assured due to the existence of a fixed fee contract and the size and financial health of the Company’s clients. Below is a description of the general benchmarks and work phases associated with the Company’s audit services:

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective because we lack internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC reporting, generally accepted accounting principals (GAAP) and tax accounting procedures.  We realize that we need to take steps to address this matter, including hiring a Chief Financial Officer.  We believe that hiring a Chief Financial Officer will make significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.

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

On May 8, 2012, the Company terminated the employment of Keith A. Siddel (“Siddel”) from his position as our Chief Marketing Officer and subsequently amended its complaint to enforce certain non-competition clauses contained in the employment agreement. The Company sought a declaration of its obligations to pay severance under the terms of its then-existing employment agreement with Siddel.

On July 9, 2012, the Company and Siddel entered into a Settlement Agreement to resolve two pending lawsuits arising out of the termination of Siddel’s employment agreement. The lawsuit was initiated by the Company against Siddel, in the United States District Court for the Southern District of Florida.  In addition, Siddel sued the Company in the United States District Court of the District of Colorado.

Pursuant to the Settlement Agreement, Siddel agreed to abolish all claims and lawsuits against the Company and Andrea Clark and Robert Rubinowitz. In exchange the Company has agreed to make eleven (11) payments totaling $232,500 to reacquire his shares. These payments commence July 2012. In addition the Company has agreed to abolish all claims and lawsuits against Siddel.  The Settlement Agreement has a seven (7) day grace period for payments to Siddel, after which time, Siddel may seek court intervention to enforce the payments.  Andrea Clark and Robert Rubinowitz, the Companies Chief Executive Officer and Chief Operating Officer, respectively, have personally guaranteed the payments of the Settlement Agreement.

The Company also issued shares of 3,299,802 as a result of this transaction to four individuals at a price of $.25 per share. These shares were issued in July and will be recorded in the third quarter.

Mr. Siddel resigned any and all positions which he had or presently may have had with the Company.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: August 20, 2012	By:	/s/ Andrea Clark
Andrea Clark
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: August 20, 2012	By:	/s/ Robert Rubinowitz
Robert Rubinowitz
Chief Operating Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)