Form 10-Q
period 2012-09-30
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2012-11-14
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 36,657,866 shares of the Registrant’s Common Stock outstanding at November 14, 2012.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended September 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash	$57,182	$198,500
Accounts receivable	348,523	143,557
Due from factor	127,638	-
Prepaid expenses	6,515	24,512
Other current assets	9,053	5,842
Total Current Assets	548,911	372,411

Property and Equipment, net	377,059	352,499

Software	92,727	-
Other assets	8,866	8,865
Finance costs, net	2,558	2,803
Total Other Assets	104,151	11,668

Total Assets	$1,030,121	$736,578

Liabilities and Stockholders' Deficit
Accounts payable	$161,050	$195,901
Accounts payable Related Party	75,000	-
Accrued expenses	41,886	23,266
Accrued payroll	380,545	73,685
Line of credit	150,000	98,500
Capital Leases (current obligation)	16,923	-
Current maturities of long term debt	35,380	283,640
Advances on convertible promissory notes	-	170,000
Settlement Payable	207,500	-
Unearned revenue	-	32,988
Total Current Liabilities	1,068,284	877,980
Capital Leases (net of current portion)	28,205	-
Long term debt (net of current portion)	191,197	218,417
Total Liabilities	$1,287,686	$1,096,397

Commitments and Contingencies (see Note 10)

Stockholders' Deficit:
Common stock ($0.001 par value, 75,000,000 shares authorized,
35,191,080 shares and 16,499,021 issued and outstanding at
September 30, 2012 and December 31, 2011, respectively)	35,191	16,499
Additional paid-in capital	2,058,309	751,010
Accumulated deficit	(2,351,065)	(1,127,328)
Total Stockholders' Deficit	(257,565)	(359,819)
		-
Total Liabilities and Stockholders' Deficit	$1,030,121	$736,578

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(for the three months ended)		(for the nine months ended)
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues	$1,985,516	$423,325	$3,619,611	$1,013,278

Cost of Revenues	758,267	101,293	1,642,619	252,391
Gross Profit	1,227,249	322,032	1,976,992	760,887

Operating Expenses
Selling and administrative expenses (includes stock compensation of $0 and $256,284 as of September 30, 2012 and 2011, respectively)	1,069,870	454,685	2,726,475	764,757
Research and development	926	24,637	54,059	63,302
Depreciation and amortization	14,007	7,410	36,758	22,289
Total Operating Expenses	1,084,803	486,733	2,817,292	850,348

Operating Income (Loss)	142,446	(164,701)	(840,300)	(89,461)

Other Income (Expense)
Other income	5,359	-	9,451	-
Interest expense	(377,954)	(6,466)	(392,888)	(19,075)
Total Other Income (Expense), net	(372,595)	(6,466)	(383,437)	(19,075)
		-
Income (Loss) before provision for income taxes	(230,149)	(171,167)	(1,223,737)	(108,536)

Provision for income taxes	-	-	-	-

Net Loss	$(230,149)	$(171,167)	$(1,223,737)	$(108,536)

Net Loss Per Share
basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.01)
Weighted Average Number of Shares Outstanding
basic and diluted	32,843,413	14,867,244	31,468,471	13,757,263

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(for the nine months ended)

	September 30,	September 30,
	2012	2011
Cash flows from Operating Activities:
Net loss	$(1,223,737)	$(108,536)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	36,758	22,289
Stock issued for compensation	-	256,284
Amortization of debt discount	300,000	-
Change in operating assets and liabilities:
Accounts receivable	(204,966)	12,872
Due from Factor	(127,638)	-
Prepaid expenses	17,997	-
Other assets	(3,211)	(6,137)
Accounts Payable Related Party	75,000	-
Unearned revenue	(32,988)	-
Accounts payable	(34,851)	-
Accrued liabilities	325,479	34,804
Net Cash provided by (used in) operating activities	(872,157)	211,576

Cash flows from Investing Activities:
Capitalization of internally developed software	(92,727)	-
Purchases of property and equipment	(9,639)	(11,405)
Net Cash used in investing activities	(102,366)	(11,405)

Cash flows from Financing Activities:
Borrowings on line of credit	51,500	162,500
Payment for repurchase of common stock	(25,000)	-
Loan proceeds	443,908	-
Repayments of debt obligations	(25,480)	(34,173)
Issuance of stock for cash, net of offering costs	394,583	-
Payments on Capital Leases	(6,306)	-
Payments of stockholder distributions	-	(122,982)
Net Cash provided by financing activities	833,205	5,345

Net Increase (decrease) in cash	(141,318)	205,516
Cash at beginning of period	198,500	54,791
Cash at end of period	$57,182	$260,307

Supplemental schedule of cash paid during the year for:
Interest	$25,827	$19,084
Income Taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock to repay debt	$563,908	$-
Capital lease obligation incurred for use of equipment	$38,704	$-
Beneficial conversion feature on convertible debt charged to additional paid in capital	$300,000	$-
Conversion of $300,000 notes to common stock	$300,000	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

1 – NATURE OF BUSINESS

Health Revenue Assurance Holdings, Inc. (the “Company”) is a trusted source of timely, accurate and critical resources, technology and information that supports the performance of revenue integrity in assuring the existence of healthcare organizations. Founded in 2001, the company’s products and services include business intelligence technology solutions, contract coding, billing, coding and compliance audits, education, revenue cycle consulting, physician services and ICD-10 transition services. The Company provides customized solutions to its clients with the highest regard for ethical standards and responsibility.

On August 15, 2011, Health Revenue Assurance Associates, Inc. (HRAA) the Company's subsidiary, entered into an Agreement and Plan of Merger with HRM, LLC, a Colorado limited liability corporation. HRAA was the surviving entity with HRM, LLC ceasing to exist.  HRM, LLC was inactive with no assets or liabilities and accordingly the shares issued to the owner of HRM, LLC were accounted for as compensation under an employment agreement with that owner.

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

On February 10, 2012, HRAA entered into a Merger agreement with Anvex International, Inc. (a Nevada incorporated publicly-held company) and its subsidiary Health Revenue Acquisition Corporation (Acquisition Subsidiary) which was treated for accounting purposes as a reverse recapitalization with HRAA considered the accounting acquirer.  Each share of HRAA's common stock was exchanged for the right to receive approximately 1,271 shares of Anvex’s common stock. Before their entry into the Merger Agreement, no material relationship existed between Anvex or Acquisition Sub and HRAA. (see Note 11)

On April 13, 2012, the Company’s Board of Directors unanimously approved a change in the Company’s name from Anvex International, Inc. to Health Revenue Assurance Holdings, Inc.

On April 13, 2012, the Company’s Board of Directors authorized a 12.98 for 1 split of its common stock to stockholders of record as of April 13, 2012. Shares resulting from the split were issued on April 26, 2012. In connection therewith, the Company transferred $32,747 from additional paid in capital to common stock, representing the par value of additional shares issued. As a result of the stock split, fractional shares were rounded up. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split. (see Note 11)

2 – GOING CONCERN AND LIQUIDITY

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, as of September 30, 2012, the Company has a working capital deficit, debt and significant payables and a stockholders' deficit and for the nine months ended September 30, 2012 incurred substantial net losses, and has used net cash in operations.  The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012 (our “10-K”) and 10 K/A filed with the Securities and Exchange commission (the “SEC) on July 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Health Revenue Assurance Associates, Inc. and Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of accounts receivable, valuation of property and equipment, valuation and amortization period of software, valuation of beneficial conversion features in convertible debt, factor recourse liability, valuation of equity based instruments issued for other than cash, revenue recognition, and the valuation allowance on deferred tax assets.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash balances are maintained at various banks that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable and Factoring

Accounts receivable are stated at the amounts management expects to collect.  An allowance for doubtful accounts is recorded using a specific identification method based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management has determined that no allowance is required at September 30, 2012 and December 31, 2011. The Company accounts for its factoring arrangements as either a sale or a secured financing based on the criteria in ASC 860 "Transfers and Servicing".  Estimates of allowances for doubtful accounts are reflected as a recourse obligation, a liability, for factor arrangements treated as a sale with recourse or as a contra asset accounts receivable allowance account for arrangements accounted for as a secured financing.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

Long-Lived Assets

The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying values may no longer be appropriate.  Recoverability of carrying values is assessed by estimating future net cash flows from the assets.  Based on management's evaluations, no impairment charge was deemed necessary at September 30, 2012 and 2011. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions.  Future events and changing market conditions may impact management's assumptions as to sales prices, rental rates, costs, holding periods or other factors that may result in changes in the Company’s estimates of future cash flows.  Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

       Fair Value Measurements and Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

●
Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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

A significant amount of the Company’s revenue is derived from consulting, training and coding services provided. Revenue from these revenue streams is recognized after services are performed based on the quoted and agreed upon fee contained in its contracts.

Research and development

Research and software development costs are expensed as incurred.

Advertising

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to approximately $105,000 and $66,000 for the nine months ended September 30, 2012 and 2011, respectively and is included in selling and administrative expenses.

Income Taxes

The Company elected to convert from a Subchapter S corporation for Federal income tax purposes to a C corporation effective October 21, 2011.  Accordingly, the Company's income or losses were passed through to its shareholder for the period January 1 to October 21, 2011.  The Company will absorb the tax effects of any income or losses subsequent to the date of conversion to a C Corporation and in future years. Federal income tax returns for years prior to 2008 are no longer subject to examination by tax authorities.

A deferred tax asset of approximately $1.2 million would result from the cumulative C Corporation losses of approximately $2.6 million as of September 30, 2012.  A valuation allowance has been applied because the Company is unsure when they will be able to use the losses.

We evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the nine months ended September 30, 2012 and 2011, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

Earnings Per Share

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 requires the presentation of basic earnings per share and diluted earnings per share.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

The Company’s basic earnings per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.  Potential shares from convertible debt have not been included since the impact would be anti-dilutive.

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

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2012:

Building and improvements	$227,423
Furniture	119,811
Equipment	158,764
505,998
Less - Accumulated depreciation	(128,939)
Total	$377,059

Depreciation expense was $36,513 and $22,289 for the nine months ended September 30, 2012 and 2011, respectively.

5 – LINE OF CREDIT

The Company has a $150,000 revolving line of credit with a bank, effective in December 2008, for its general working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit matured on December 18, 2009 and was renewed and is currently due on December 18, 2012. The line incurs interest at the Bank’s prime rate plus 3%. The Bank’s prime rate of interest at September 30, 2012 was 3.25%.  The outstanding balance as of September 30, 2012 was $150,000.

6 – LONG TERM DEBT

Long Term debt consisted of the following at September 30, 2012:

September 30, 2012
Bank term loan	$45,125
Mortgage loan	181,452
226,577
Less current portion	(35,380)
Total long term portion	$191,197

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

The Company has a term loan with a bank whose proceeds were used for general working capital needs (the “Term Loan”).  The Term Loan was established in March 2009 as a result of a conversion of a revolving line of credit.  The Term Loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of the Company.  Payments of principal and interest are approximately $2,700 per month. The Term Loan matures in five years and incurs interest at the rate of 6.75% per annum.  Balances due as of September 30, 2012 was approximately $45,000 and is allocated to the current and long term debt line items in the accompanying unaudited condensed consolidated balance sheet.

The Company has a mortgage related to certain real estate which houses the Company’s main offices in Plantation, Florida.  The loan originated July, 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by the stockholder of the Company. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve. The balance under this mortgage loan as of September 30, 2012 was approximately $181,000 and is allocated to the current and long term debt line items in the accompanying unaudited condensed consolidated balance sheet. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

Future annual principal payments as of September 30, 2012 are as follows:

2013	$35,380
2014	21,141
2015	6,297
2016	6,733
2017	7,200
Thereafter	149,826
Total	$226,577

7 – CAPITAL LEASES

The Company leases its property and equipment from Dell Financial Services L.L.C. under a capital lease. The economic substance of the lease is that the Company is financing the acquisition of the assets through the lease and accordingly, it is recorded in the Company’s assets and liabilities.

The following is an analysis of the leased assets included in Property and Equipment:

September 30, 2012
Equipment	41,969
Less accumulated depreciation	(5,926)
Total	$36,043

The lease agreement contains a bargain purchase option at the end of the lease term.

The following is a schedule by years of future minimum payments required under the lease together with their present value as of September 30, 2012:

Year Ending September 30:
2012	$16,923
2013	16,923
2014	11,281

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

Total minimum lease payments	45,128
Less amount representing interest	(8,782)

Present value of minimum lease payments	$36,346

Amortization of assets held under capital leases is included with depreciation expense and is $5,926 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

8 – FACTORING AGREEMENT

In June 2012, the Company entered into a one-year factoring agreement with a finance company.  The agreement automatically renews annually unless terminated by either party. Under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse only at the option of the finance company in the event of non-payment.  The Company's obligations under the factor agreement are secured by substantially all assets of the Company.  In accordance with ASC 860 "Transfers and Servicing" regarding transfers of receivables with recourse, this factoring arrangement qualifies to be accounted for as a sale with an estimated recourse obligation. The 15% holdback is reflected as due from factor, a current asset.  The due from factor and the factor recourse obligation were $127,638 and $0, respectively, at September 30, 2012. As of September 30, 2012, the Company had factored approximately $2,031,000 of receivables and had received cash advances of approximately $1,726,000. Outstanding receivables purchased by the factor as of September 30, 2012 were $1,025,852. Factor fees in 2012 were approximately $65,000, and is included in interest expenses.

9 – CONVERTIBLE PROMISSORY NOTES

In December 2011, the Company received a deposit of $170,000.  This deposit was an advance on three convertible promissory notes totaling approximately $314,000 signed on February 2, 2012, automatically convertible into future securities sold at 100% of the sale price and non-interest bearing.  These loans qualify as stock settled debt under ASC 480 with a fixed monetary amount of $314,000.  These loans were to mature in August 2012 but were converted into common stock in February 2012.  (See Note 11)

In May 2012, the Company received $300,000 related to five convertible notes. The term of each note is 12 months. Interest is computed at 6% based on a 360 day year and is payable on the maturity date, and the conversion rate is $0.10 per share. Interest is due and payable only if the notes are repaid in cash. These notes were converted to common stock at their contractual conversion rate of $0.10 per share on July 15, 2012. (See Note 11)

At the note origination date, the Company recorded a debt discount for the beneficial conversion feature value related to the above referenced convertible note in the amount of $300,000 which is based on the intrinsic value between the fair market value of the Company’s stock and the conversion price. The discount is being amortized to interest expense over the term of the note. In accordance with ASC 470-20-40, upon conversion, the remaining unamortized portion of the beneficial conversion feature value was expensed.

10 – COMMITMENTS AND CONTINGENCIES

Commitments

Until August 2012, the Company leased certain office equipment under non-cancelable operating lease arrangements.  Monthly payments under the lease agreements were approximately $600 per month. The lease expired in August 2012. In September 2012, the Company started a new non-cancelable operating lease to replace the office equipment.  The lease term is 5 years. Lease payments during the five years are approximately $500 per month.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

On September 1, 2011, the Company entered into a commercial lease agreement for additional office space.  The lease term is one year with five successive one year renewal options. Lease payments during the first year were approximately $2,500 for one month and $4,400 for the remaining eleven months.

Starting September 1, 2012, the lease has been renewed for one year with a fixed payment of approximately $5,008 per month. For each year thereafter of the initial year, the rent will be subject to an increment of 4%.

Future minimum lease payments under these leases are as follows:

Twelve Months Ending September 30:

2013	$66,456
2014	68,860
2015	71,360
2016	73,960
Total	$280,636

On May 8, 2012, the Company terminated the employment of our Chief Marketing Officer (CMO) and subsequently amended its complaint to enforce certain non-competition clauses contained in the employment agreement. The Company sought a declaration of its obligations to pay severance under the terms of its then-existing employment agreement with the CMO.

On July 9, 2012, the Company and the former CMO entered into a Settlement Agreement to resolve two pending lawsuits arising out of the termination of his employment agreement. The lawsuit was initiated by the Company against the former CMO in the United States District Court for the Southern District of Florida.  In addition, the former CMO sued the Company in the United States District Court of the District of Colorado.

Pursuant to the Settlement Agreement, the former CMO agreed to abolish all claims and lawsuits against the Company and its CEO and COO and resigned any and all positions which he had or presently may have had with the Company. As part of the Settlement Agreement, the Company agreed to make eleven (11) payments totaling $232,500 pursuant to the terms of his prior employment agreement. Additionally, the CMO agreed to transfer his 3,299,802 shares to an officer of the Company (see Note 11). These payments commenced July 2012, and the outstanding balance as of September 30, 2012 was $207,500. In addition, the Company has agreed to abolish all claims and lawsuits against the former CMO.  The Settlement Agreement has a seven (7) day grace period for payments to the former CMO, after which time, he may seek court intervention to enforce the payments.  The Company's Chief Executive Officer and Chief Operating Officer, respectively, have personally guaranteed the payments of the Settlement Agreement. As a result of the Settlement Agreement, both parties are dismissing their respective filings and have agreed to not enter any more lawsuits concerning the scope of this matter.

Contingencies

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

11 – STOCKHOLDERS' EQUITY

Recapitalization and Deemed Common Stock Issuance

On February 10, 2012, HRAA entered into a Merger agreement with Anvex International, Inc. (a Nevada incorporated publicly-held company) and its subsidiary Health Revenue Acquisition Corporation (Acquisition Subsidiary) which was treated for accounting purposes as a reverse recapitalization with HRAA considered the accounting acquirer since the shareholders of HRAA obtained voting and management control of Anvex.   Each share of HRAA's common stock was exchanged for the right to receive approximately 1,271 shares of Anvex’s common stock. Before their entry into the Merger Agreement, no material relationship existed between Anvex or Acquisition Sub and HRAA.  As part of the recapitalization, the Company is deemed to have issued 13,499,200 shares of common stock which represents the common shares outstanding in Anvex just prior to the merger.  There were no recorded assets or liabilities in Anvex just prior to the merger.  All share and per share amounts for all periods presented have been retroactively adjusted to reflect the recapitalization.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

Forward Stock Split

On April 13, 2012, the Company’s Board of Directors authorized a 12.98 for 1 split of its common stock to stockholders of record as of April 13, 2012. Shares resulting from the split were issued on April 26, 2012. In connection therewith, the Company transferred $32,747 from additional paid in capital to common stock, representing the par value of additional shares issued. As a result of the stock split, fractional shares were rounded up. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.

Common Stock

On February 10, 2012, upon closing of the reverse merger, a $250,000 convertible bridge loan was automatically converted into an aggregate of 1,343,749 shares of common stock at the contractual conversion price of $0.19 per share.

On February 10, 2012, concurrently with the closing of the reverse merger, the Company sold 1,410,874 shares of the Company’s common stock for gross proceeds of $350,000 at a purchase price of $0.25 per share in a private placement offering.

On February 10, 2012 concurrently with the closing of the reverse merger, convertible promissory notes totaling $313,908 obtained on February 2, 2012 were converted into 1,265,381 shares of common stock or $0.25 per share based on the contractual conversion rate.

In April 2012, the Company sold 1,394,909 common shares for approximately $349,000 or $0.25 per share.

In May 2012, the Company recorded $300,000 to additional paid-in capital for the beneficial conversion value of convertible debt (see Note 9).

In July 2012, pursuant to a settlement agreement (see Note 10), the Company agreed to pay $232,500 and 3,299,802 common shares were returned to the Company.  The Company charged equity for the $232,500 in accordance with the settlement provisions of ASC 718 “Stock Compensation”.

In July 2012, in connection with the settlement agreement discussed in Note 10, upon return of the 3,299,802 shares to the transfer agent, the shares were simultaneously reissued to delegees of the CEO, however, such shares were unvested and subsequently cancelled as a null and void issuance.

On July 15, 2012, the holders of the five convertible notes issued by the Company in May 2012 exercised their rights under the agreement and converted $300,000 into 3,000,000 shares of common stock at the contractual conversion rate of $0.10 per share.

In August 2012, the company raised approximately $22,000 with the sale of 77,743 shares of common stock at $0.28 per share.

During 2012, the company incurred approximately $326,000 in offering costs that were charged to additional paid-in capital.

12 – CONCENTRATIONS

Sales to two customers were approximately 37% and 23% of net sales for the nine months ended September, 2012.

Sales to two customers were approximately 47% and 16% of net sales for the three months ended September, 2012.

Two vendors represented approximately 36% and 8% of the outstanding Accounts Payable balance as of September 30, 2012.

Two customers represented approximately 32%, and 21% of the Accounts Receivable as of September 30, 2012.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

13 – RESEARCH AND DEVELOPMENT AND SOFTWARE

Early 2012, the Company started developing the Visualizer™ suite. This intuitive and easy to use business intelligence product is designed to meet the emerging need for healthcare analytics. Customer data is infused into the suite, and the Company uses this to develop pre-defined analytics targeted to address healthcare’s emerging concerns and needs.

HRAA’s Visualizer™ suite will encompass multiple offerings. The first project currently under development is ICD Visualizer™, which assists healthcare leaders with their need to understand the exponential impact of the transition to ICD-10 including work flow, productivity, process changes and documentation and reimbursement risks. The application helps to visualize the reimbursement and operational effects of transitioning organizations to ICD-10 and identify where to focus education and documentation issues. It enables clients to develop a custom work plan to mitigate risks from the highest areas of exposure to the least.

As per ASC 985, costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

At September 30, 2012, the Company had accumulated approximately $93,000 of expenses related to the development of the Visualizer™ suite which is included as Software on the accompanying consolidated balance sheet.

14 – SUBSEQUENT EVENTS

In October 2012, the company raised approximately $335,000 through the issuance of 1,466,786 shares of common stock at prices ranging from $0.20 to $0.28 per share.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the results of operations and financial condition of Health Revenue Assurance Holdings, Inc. (“HRAH”) for the nine months ended September 30, 2012 and 2011, should be read in conjunction with the Selected Consolidated Financial Data, HRAH’s financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Quarterly Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

HRAA improves the healthcare delivery experience for doctors, nurses and patients while assuring the existence of healthcare organizations.  Since 2001, we have been providing Revenue Integrity programs for healthcare organizations across the country and are committed to providing the most intuitive and effective solutions in the industry. HRAA’s products and services include business intelligence technology solutions, contract coding, billing, coding and compliance audits, education, revenue cycle consulting, physician services and ICD-10 transition services.  Our collaborative approach provides the right solutions for our clients’ needs with the highest regard for ethical standards and responsibility.

On April 13, 2012, the Company’s Board of Directors unanimously approved a change in the Company’s name from Anvex International, Inc. to Health Revenue Assurance Holdings, Inc. (“HRAH”) to be consistent with our current business following the Merger.

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

On April 9, 2012, as published in the Federal Register, citing concerns about the ability of provider groups to meet the looming compliance deadline to adopt ICD-10-CM/PCS, HHS announced a proposed rule which would delay the implementation date to October 1, 2014.  Interested parties had the ability to comment during a period ending 30 days after the date of the announcement. On August 27, 2012, Health and Human Services Secretary Kathleen Sebelius announced the release of a rule that makes final a one-year proposed delay—from October 1, 2013, to October 1, 2014 — in the compliance date for the industry's transition to ICD-10 codes.

The Company anticipates significant revenue growth from the implementation of ICD-10-CM/PCS, whether implemented in October 1, 2013 or the newly proposed effective date of October 1, 2014.

Three months ended September 30, 2012 compared to September 30, 2011

Results of Operations

The following table presents a summary of operating information for the three months ended September 30, 2012 and 2011:

	For the three months ended
	September 30, 2012	September 30, 2011	Increase/(Decrease) $	Increase/(Decrease) %
Revenue	$1,985,516	$423,325	$1,562,191	369.0%
Costs of Revenues	758,267	101,293	655,983	648.6%
Gross profit	1,227,249	322,032	906,208	281.1%

Selling and administrative expenses	1,069,870	454,685	615,185	135.3%
Research and development expenses	926	24,637	(23,711)	(96.2)%
Depreciation and amortization	14,007	7,410	6,597	89.0%
Total operating expenses	1,084,803	486,733	598,070	122.9%
Operating income (loss)	142,446	(164,701)	307,147	286.5%
Other expense, net	(372,595)	(6,466)	(366,129)	(5,662.4)%
Net loss	$(230,149)	$(171,167)	$(58,982)	(34.5)%

Revenue:

Revenue increased by approximately $1,562,000 or approximately 369%, from approximately $423,000 for the three months ended September 30, 2011 to $1,985,516 for the three months ended September 30, 2012.  The increase was due primarily to increased revenue generated as a result of an increase in business development and marketing efforts put forth by HRAA.

Cost of Revenues:

Cost of revenues increased by approximately $656,000 or approximately 649%, from approximately $101,000 for the three months ended September 30, 2011 to approximately $758,000 for the three months ended September 30, 2012.  The increase was due primarily to greater personnel and related training costs associated with the buildup of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods. Specifically, as of September 30, 2012, the Company employed 71 service provider personnel on staff, who have to go through a period of training, as compared to 4 service provider personnel as of September 30, 2011.

Gross profit:

Gross profit increased by approximately $906,000, or approximately 281%, from approximately $322,000 for the three months ended September 30, 2011 to approximately $1,227,000 for the three months ended September 30, 2012.  The increase in gross profit was due to the increase in business experienced in the quarter.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $1,070,000 for the three months ended September 30, 2012, an increase of approximately $615,000 or 135%, from approximately $455,000 for the three months ended September 30, 2011.  The change in the 2012 period compared to the 2011 period was primarily due to:

●
Personnel costs have increased by approximately $296,000 or approximately 93%, from approximately $319,000 for the three months ended September 30, 2011 to approximately $615,800 for the three months ended September 30, 2012.  The increase is due primarily to increased compensation and related expenses associated with the buildup of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Travel/Business Development has increased by approximately $96,000 or approximately 728%, from approximately $13,000 for the three months ended September 30, 2011 to approximately $110,000 for the three months ended September 30, 2012.  The increase was due primarily to sales team efforts to develop new business growth.

●
Professional fees have increased from approximately $44,500 for the three months ended September 30, 2011 to approximately $83,500 for the three months ended September 30, 2012, an increase of approximately $39,000, or 88%.  This increase is attributable to legal and accounting services provided in connection with the merger and two subsequent capital rises, and expenses associated with audit and review services.

●	The remainder of the increase in Selling and administrative expenses is related to costs associated to the company’s business development such as marketing, trade shows and seminars.

Research and Development Expenses:

Research and development expenses were approximately $1,000 for the three months ended September 30, 2012, a decrease of approximately $24,000, or 96%, from approximately $25,000 for the three months ended September 30, 2011. The decrease is due to the capitalization of expenses related to the development of the Visualizer™ suite.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $14,000 for the three months ended September 30, 2012, an increase of approximately $6,600, or 89%, from approximately $7,000 for the three months ended September 30, 2011. The increase was primarily due to depreciation costs associated with the Company’s purchases for office furniture and computer necessary to support the increase in personnel.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $378,000 for the three months ended September 30, 2012, an increase of approximately $371,500, from approximately $6,500 for the three months ended September 30, 2011. The increase is due to the factoring fees experienced in the quarter along with interest on outstanding debt obligations and a $300,000 non-cash expense related to the amortization of a $300,000 beneficial conversion feature which was expensed during the three months ended September 30, 2012. Additionally, de minimus other income offset interest expense in the above captioned account "Other expense, net".

Net Income (loss):

As a result of the above factors, a net loss of approximately $230,000 was recognized for the three months ended September 30, 2012 as compared to net loss of approximately $171,000 for the three months ended September 30, 2011, a decrease of approximately $59,000 or approximately 35%.  The decrease in net income was primarily attributable to the effect of increased non-cash expenses related to beneficial conversion feature value amortized to interest expense.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Results of Operations

The following table presents a summary of operating information for the nine months ended September 30, 2012 and 2011:

	For the nine months ended
	September 30, 2012	September 30, 2011	Increase/(Decrease) $	Increase/(Decrease) %
Revenue	$3,619,611	$1,013,278	$2,606,333	257.2%
Costs of Revenues	1,642,619	252,391	1,390,228	550.9%
Gross profit	1,976,992	760,887	1,216,105	159.8%

Selling and administrative expenses	2,726,475	764,757	1,961,718	256.5%
Research and development expenses	54,059	63,302	(9,243)	(14.6)%
Depreciation and amortization	36,758	22,287	14,469	64.9%
Total operating expenses	2,817,292	850,348	1,966,944	231.3%
Operating income (loss)	(840,300)	(89,461)	(750,839)	(839.3)%
Other expense, net	(383,437)	(19,075)	(364,362)	(1,910.2)%
Net loss	$(1,223,737)	$(108,536)	$(1,115,201)	(1,027.5)%

Revenue:

Revenue increased by approximately $2,606,000 or approximately 257%, from approximately $1,013,000 for the nine months ended September 30, 2011 to approximately $3,620,000 for the nine months ended September 30, 2012.  The increase was due primarily to increased revenue generated as a result of an increase in business development and marketing efforts put forth by HRAA.

Cost of Revenues:

Cost of revenues increased by approximately $1,390,000 or approximately 551%, from approximately $252,400 for the nine months ended September 30, 2011 to approximately $1,642,600 for the nine months ended September 30, 2012. The increase was due primarily to greater personnel and related training costs associated with the buildup of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods. Specifically, as of September 30, 2012, the Company employed 71 service provider personnel on staff, who have to go through a period of training, as compared to 4 service provider personnel as of September 30, 2011.

Gross profit:

Gross profit increased by approximately $1,216,000, or approximately 160%, from approximately $760,900 for the year ended September 30, 2011 to approximately $1,977,000 for the nine months ended September 30, 2012.  The increase in gross profit was due to the increase in business experienced in the quarter.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $2,730,000 for the nine months ended September 30, 2012, an increase of approximately $11,960,000, or 257%, from approximately $765,000 for the nine months ended September 30, 2011.  The change in the 2012 period compared to the 2011 period was primarily due to:

●
Personnel costs have increased by approximately $1,329,800 or approximately 345%, from approximately $386,000 for the nine months ended September 30, 2011 to approximately $1,715,800 for the nine months ended September 30, 2012.  The increase is due primarily to increased compensation and related expenses associated with the buildup of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Travel/Business Development has increased by approximately $264,000 or approximately 470%, from approximately $56,000 for the nine months ended September 30, 2011 to approximately $321,000 for the nine months ended September 30, 2012.  The increase was due primarily to sales team efforts to develop new business growth.

●
Professional fees have increased from approximately $71,000 for the nine months ended September 30, 2011 to approximately $186,000 for the nine months ended September 30, 2012, an increase of approximately $115,000, or 163%.  This increase is attributable to legal and accounting services provided in connection with the merger and two subsequent capital rises, and expenses associated with audit and review services.

●	The remainder of the increase in Selling and administrative expenses is related to costs associated to the company’s business development such as marketing, trade shows and seminars.

Research and Development Expenses:

Research and development expenses were approximately $54,000 for the nine months ended September 30, 2012, a decrease of approximately $9,000, or 15%, from approximately $63,000 for the nine months ended September 30, 2011. The decrease is due to the capitalization of expenses related to the development of the Visualizer™ suite.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $37,000 for the nine months ended September 30, 2012, an increase of approximately $14,500, or 65%, from approximately $22,000 for the nine months ended September 30, 2011. The increase was primarily due to depreciation costs associated with the Company’s purchases for office furniture and computer necessary to support the increase in personnel.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $393,000 for the nine months ended September 30, 2012, an increase of approximately $374,000, from approximately $19,100 for the nine months ended September 30, 2011. The increase is due to the factoring fees experienced in the period along with interest on outstanding debt obligations and a $300,000 non-cash expense related to the amortization of a $300,000 beneficial conversion feature which was expensed during the three months ended September 30, 2012. Additionally, de minimus other income offset interest expense in the above captioned account "Other expense, net".

Net Income (loss):

As a result of the above factors, a net loss of approximately $1,224,000 was recognized for the nine months ended September 30, 2012 as compared to net loss of approximately $109,000 for the nine months ended September 30, 2011, a decrease of approximately $1,115,000 or approximately 1,028%. The decrease in net income was primarily attributable to the effect of increased non-cash expenses related to the beneficial conversion feature value amortized to interest expense.

Non-GAAP – Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.   Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures.  They may not be indicative of the historical operating results of the Company nor is it intended to be predictive of potential future results.  Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that both management and shareholders benefit from referring to the following non-GAAP financial measure in planning, forecasting and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management uses and relies on the following non-GAAP financial measure:

Adjusted EBITDA from continuing operations

Our management believes Adjusted EBITDA from continuing operations is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA from continuing operations, like EBITDA from continuing operations, has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP.  We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies.  In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measure to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The Company defines Adjusted EBITDA from continuing operations as earnings (or loss) before interest expense, income taxes, depreciation and amortization, and non-cash stock-based compensation.  The Company excludes stock-based compensation because it is non-cash in nature.  The following table presents a reconciliation of Adjusted EBITDA from continuing operations to Net Income (loss) from continuing operations allocable to common shareholders, a GAAP financial measure:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net loss	$(230,149)	$(171,167)	$(1,223,737)	$(108,536)
Interest expense	377,954	6,466	392,888	19,075
Depreciation and amortization	14,007	7,410	36,758	22,289
Stock based compensation expense	-	256,284	-	256,284
Adjusted EBITDA (loss) from operations	$161,812	$98,993	$(794,091)	$189,112

Liquidity and Capital Resources

The Company’s principal sources of liquidity include proceeds from long term debt and private placement of its shares. Overall, for the nine months ended September 30, 2012, the Company generated approximately $890,000 from its financing activities primarily associated with the merger with Anvex and other debt.  Such proceeds, coupled with its beginning cash balances, were utilized by the Company to fund its negative cash flow from operating activities in the amount of $872,000 and investment in property and equipment of approximately $102,000.

As of September 30, 2012, the Company had cash balances of approximately $57,000 as compared to approximately $199,000 as of December 31, 2011, a decrease of approximately $142,000. At September 30, 2012, the Company has a working capital deficit of approximately $519,000.

Net cash used in operating activities was approximately $872,000 for the nine months ended September 30, 2012.  This compared to net cash provided by operating activities of approximately $212,000 for the nine months ended September 30, 2011. The decrease of $1,084,000 was primarily due to higher personnel costs, greater travel and business development costs, and professional fees connected to Anvex’s merger with HRAA which occurred in February 2012.

Net cash used in investing activities for the nine months ended September 30, 2012 was approximately $102,000 compared to approximately $11,000 for the nine months ended September 30, 2011.  The increase is primarily attributable to the development of software.

Net cash provided by financing activities amounted to approximately $833,000 for the nine months ended September 30, 2012, compared to net cash provided in the nine months ended September 30, 2011 of approximately $5,000, representing an increase in net cash flow from financing activities of approximately $828,000.  This was due to the receipt of net proceeds from the Company’s issuance of stock, advances on convertible promissory notes, and net borrowings from new and existing debt obligations offset by various debt repayments.

Financing:

The Company has the following bank loans from two commercial banks for working capital and capital.

1.
A revolving line of credit for $150,000 with Bank of America for working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit has a yearly renewal clause offered by the bank, and incurs interest at the Bank’s prime rate plus 3%. The Bank’s prime rate of interest at September 30, 2012 was 3.25%. The revolving line of credit was fully utilized as of September 30, 2012.

2.
A term loan with Bank of America whose proceeds were used for general working capital. The loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of HRAA. Payments of principal and interest are approximately $2,700 per month. The loan matures in five years from September 2009, and incurs interest at the rate of 6.75% per annum. The balance due as of September 30, 2012 was approximately $45,000.

3.
A mortgage made to HRAA’s subsidiary related to certain real estate which houses HRAA’s main offices in Plantation, Florida.  The loan originated in July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a stockholder of HRAA. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve.  The balance under this mortgage loan as of September 30, 2012 was approximately $181,000. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

4.
A factoring facility with a finance company whereby, under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse in the event of non-payment.  At September 30, 2012, the Company had factored approximately $2,031,000 of receivable and had received cash advances of approximately $1,726,000.

5.	The Company leases certain office equipment under non-cancelable operating lease arrangements. Monthly payments under the lease agreements are approximately $500 as of September 30, 2012.

6.	On May 14, 2012, the Company entered into a round of Convertible Promissory notes totaling $300,000. These loans were to mature on May 14, 2013. The loans converted to common stock on July 15, 2012.

The Company’s recent merger yielded cash from the sale of common stock that was approximately $600,000 short of the expected amount to be raised in order in order to execute its growth plan for the near future.  Since the time of the merger, the Company has transacted equity capital raises totaling approximately $394,000 of additional capital infusion.  The Company has continued its buildup of the personnel and business development efforts and has incurred operating losses.  As a result, the Company currently possesses a working capital shortfall of approximately $519,000 and continues to hold discussions with interested parties regarding additional investment in the Company’s common stock in amounts which approximate its current estimated working capital shortfall. Should efforts to raise additional capital prove to be unsuccessful; the Company will reduce its growth plans accordingly.

Going Concern

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, as of September 30, 2012, the Company has a working capital deficit, debt and significant payables and a stockholders' deficit and for the nine months ended September 30, 2012 incurred substantial net losses, and has used net cash in operations.  The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As a result of the above factors, the Company currently has working capital deficits, debt outstanding, significant payables, substantial net losses and a stockholders' deficit and has not been able to generate sufficient cash from operating activities to fund its ongoing operations.  There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has commenced discussions with interested parties regarding additional investment in the Company’s common stock in amounts which approximate its current estimated working capital shortfall. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

2012-2013 Outlook

Our future plans target capitalizing on opportunities made available from the mandated implementation of ICD-10-CM/PCS, currently required to be implemented by hospitals and health care providers throughout the country by October 1, 2013.  As previously described, on April 9, 2012, HHS announced a proposed rule which would delay the implementation date to October 1, 2014.  On August 27, 2012, Health and Human Services Secretary Kathleen Sebelius announced the release of a rule that makes final a one-year proposed delay—from October 1, 2013, to October 1, 2014 — in the compliance date for the industry's transition to ICD-10 codes.

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

The delay in implementation of ICD-10-CM/PCS is not expected to materially impact the revenues of the Company. Servicing this anticipated expansion in customer base will require the recruitment, training and on boarding of several hundred medical coders by the date of implementation. Over the next two years, we will focus mainly on new customer acquisition, expanding services to our existing client base, and expanding our medical coding staff. We plan to use a portion of the proceeds from the Offering to implement this planned growth. The proceeds raised in the Offering may not be sufficient to fully implement our growth plans and we may need additional resources and future financings to complete our growth.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Health Revenue Assurance Associates, Inc. and Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of accounts receivable, valuation of property and equipment, valuation and amortization period of software, valuation of beneficial conversion features in convertible debt, factor recourse liability, valuation of equity based instruments issued for other than cash, revenue recognition, and the valuation allowance on deferred tax assets.

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

A significant amount of the Company’s revenue is derived from consulting, training and coding services provided. Revenue from these revenue streams is recognized after services are performed based on the quoted and agreed upon fee contained in its contracts.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective because we lack internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC reporting, generally accepted accounting principals (GAAP) and tax accounting procedures.  We realize that we need to take steps to address this matter, including hiring a Chief Financial Officer.  We believe that hiring a Chief Financial Officer will make significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.

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

In August 2012, the company raised approximately $22,000 through the issuance of 77,743 shares of common stock at $0.28 per share. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In October 2012, the company raised approximately $335,000 through the issuance of 1,466,786 shares of common stock at prices ranging from $0.20 to $0.28 per share. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

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

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is being furnished and is not deemed filed with the Securities and Exchange Commission.
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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: November 14, 2012	By:	/s/ Andrea Clark
Andrea Clark
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: November 14, 2012	By:	/s/ Robert Rubinowitz
Robert Rubinowitz
Chief Operating Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)