Form 10-K
period 2012-12-31
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2013-04-01
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.  333-173039

 HEALTH REVENUE ASSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0363866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8551 W. Sunrise Boulevard, Suite 304
Plantation, Florida 33322
(Address of Principal Executive Offices)( Zip Code)

Registrant’s telephone number, including area code:  (954) 472-2340

Securities Registered Pursuant to Section 12(b) of the Act:
None

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

Large accelerated filer. ☐	Accelerated filer. ☐

Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: There was no trading market for the Registrants voting stock on the last business day of the Registrant’s most recently completed second fiscal quarter.

There were 44,726,562 shares of the Registrant’s Common Stock outstanding at March 31, 2013.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

As used in this report, the terms “company,” “we,” “us” and “our” refer to Health Revenue Assurance Holdings, Inc., a Nevada corporation, and its wholly owned subsidiary, Health Revenue Assurance Associates, Inc., a Maryland corporation.

Item 1.	Business

Corporate History

Health Revenue Assurance Holdings, Inc. (the “Company”) is a trusted source of timely, accurate and critical resources, technology and information that supports the performance of revenue integrity in assuring the existence of healthcare organizations. The company and its subsidiaries’ products and services include business intelligence technology solutions, contract coding, billing, coding and compliance audits, education, revenue cycle consulting, physician services and ICD-10 transition services. The Company provides customized solutions to its clients with the highest regard for ethical standards and responsibility.

Health Revenue Assurance Associates, Inc., a Maryland corporation and subsidiary of the Company (“HRAA”), was incorporated under the laws of the State of Maryland on February 21, 2001 as Healthcare Revenue Assurance Associates, Inc.  Effective June 2001, HRAA changed its name to Health Revenue Assurance Associates, Inc.

Dream Reachers, LLC (“Dream Reachers”), owns the Company’s offices and is the borrower on a mortgage loan related to such offices. Dream Reachers does not engage in real estate rental business. Its offices are occupied by HRAA at no cost and HRAA pays the related mortgage’s principal and interest, taxes and maintenance. Dream Reachers was previously treated as a VIE, but became a wholly owned subsidiary in May 2011, and has been treated as such for accounting purposes in the Company’s consolidated financial statements.

On February 10, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Health Revenue Acquisition Corp., a Nevada corporation and its wholly-owned subsidiary (“Acquisition Sub”), and HRAA, pursuant to which Acquisition Sub was merged with and into HRAA, and HRAA, as the surviving corporation, became a wholly-owned subsidiary of the Company (the “Merger”). Each share of HRAA's common stock was exchanged for the right to receive approximately 1,271 shares of the Company’s common stock. Before their entry into the Merger Agreement, no material relationship existed between the Company or Acquisition Sub and HRAA.

Prior to the closing of the Merger, we transferred all of our operating assets and liabilities to Anvex Split Corp., a Nevada corporation (the “Split-Off Subsidiary”), and contemporaneously with the closing of the Merger, we split-off the Split-Off Subsidiary through the sale of all of the outstanding capital stock of the Split-Off Subsidiary (the “Split-Off”) to our former sole officer and director (the “Split-Off Shareholder”).  In connection with the Split-Off, an aggregate of 3,500,000 shares of our common stock held by the Split-Off Shareholder were surrendered and cancelled without further consideration.

Pursuant to the terms and conditions of the Merger Agreement, and upon the consummation of the Merger:

●
Each share of HRAA’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1,271,111 shares of the Company’s common stock.  An aggregate of 1,271,111 shares of the Company’s common stock were issued to the holders of HRAA’s common stock.  Immediately prior to the Merger, HRAA had no outstanding securities other than shares of its common stock.

●
Anna Vechera resigned as the Company’s sole officer and director, and simultaneously with the Merger, a new board of directors and new officers were appointed. The Company’s new board of directors consisted of Robert Rubinowitz, Andrea Clark and Keith Siddel, previously the directors of HRAA. In addition, immediately following the Merger, Andrea Clark was appointed as the Company’s President and Chief Executive Officer, Robert Rubinowitz was appointed as the Company’s Chief Operating Officer, Secretary and Treasurer and Keith Siddel was appointed as the Company’s Chief Marketing Officer. Keith Siddel no longer holds these positions.

●
Prior to the closing of the Merger and the closing on at least the Minimum Offering Amount (as defined below), the Company transferred all of its operating assets and liabilities to Anvex Split Corp., a Nevada corporation and its wholly-owned (the “Split-Off Subsidiary”), and contemporaneously with the closing of the Merger, the Company split-off the Split-Off Subsidiary through the sale of all of the outstanding capital stock of the Split-Off Subsidiary (the “Split-Off”) to its former sole officer and director (the “Split-Off Shareholder”).  In connection with the Split-Off, an aggregate of 3,500,000 shares of the Company’s common stock held by the Split-Off Shareholder were surrendered and cancelled without further consideration.

On April 13, 2012, the Company’s board of directors (the “Board”) unanimously approved a change in the Company’s name from Anvex International, Inc. to Health Revenue Assurance Holdings, Inc.

On April 13, 2012, the Board authorized a 12.98-for-1 split of its common stock to stockholders of record as of April 13, 2012 (the “Stock Split”). The shares resulting from the Stock Split were issued on April 26, 2012. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the Stock Split.

Unless the context otherwise requires, all references in this Report to “we,’’ ‘‘us,’’ ‘‘our’’ and “the Company” refer collectively to Health Revenue Assurance Holdings, Inc., a Nevada corporation, and its subsidiaries, including HRAA, a private Maryland corporation, after giving effect to the Merger, the Split-Off and the closing on at least the Minimum Offering Amount (defined below).

Private Placement Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, we sold 2,676,255 shares of our common stock, $0.001 par value (the “Shares”) for gross proceeds of $663,908 at a purchase price of $0.25 per share (the “Purchase Price”) in a private placement offering (the “Offering”). The Offering was being offered with a minimum amount of $470,000 (the “Minimum Offering Amount”) and up to a maximum of $1,500,000 (the “Maximum Offering Amount”).

On April 12, 2012, we closed the Offering by selling an additional $349,000 at the purchase price of $0.25 and issuing 1,394,909 shares of Common Stock. The total raised in the Offering was $1,012,908.

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

Overview

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

We are subject to risks common to service providers and consulting companies, including competition and the ability to recruit, train, and put in place a sufficient quantity of proficient consultants and medical coders familiar with the requirements of IDC-10-CM/PCS, the uncertainty of future regulatory approvals and laws, the need for future capital and the retention of key employees. We cannot provide assurance that we will generate revenues  sufficient to sustain profitability in the future.

Recent Developments

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods.

ICD-10 Transition

In the short term, the main focus of our business will be with respect to the ICD-10 coding transition. In that regard, our potential clients are all hospitals and medical providers which currently maintain coding personnel in some form that are primarily responsible for seeking reimbursement for patients’ procedures. The current system in place that drives the appropriate medical codes from hospitals/medical facilities to insurance companies is called ICD-9, which was implemented over 30 years ago.

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

The Company anticipates implementation of ICD-10-CM/PCS to be completed by the newly proposed effective date of October 1, 2014.

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

HRAA Chairman, CEO and Founder Andrea Clark, RHIA, CCS, CPC-H, continues to build the company to meet the changing needs of the healthcare community and her accomplishments continue to be acknowledged. A few recent awards include:

•	“Female Executive of the Year” Gold Award Winner - Stevie Awards for Women in Business – December, 2012
•	"Maverick of the Year” Bronze Award Winner - Stevie Awards for Women in Business – December, 2012
•	“Mentor of the Year" - 2012 AHIMA Triumph Awards – June, 2012
•	“10 HIM Heroes, Professionals Who Have Made a Difference" - For The Record Magazine – October, 2011
•	HRAA has also been recognized for tremendous growth and industry leadership. Recent acknowledgments include:
•	“Fastest Growing Company of the Year” Bronze Award Winner- Stevie Awards for Women in Business – December, 2012
•	“Top Ten Best Places To Work” - South Florida Business Journal – 2011

●	Hospitals and medical facilities will incur massive backlogs in their billing and coding departments. Backlog in coding will lead to greater time between payments and crippling financial deficits.

●	There will likely be an increase in coding errors, resulting in incorrect payments that can lead to hefty fines.
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

We believe that the following tasks are essential to achieve ongoing success:

●	development of long lasting relationships with new clients and strengthen relationships with existing clients;
●	recruitment and proper training of qualified personnel;
●	appropriate fiscal planning and execution;
●	development of an extensive sales network;
●	effective and broad-reaching promotional programs;
●	connecting effectively with executive-level decision makers of hospitals and medical facilities;
●	accurately and efficiently audit the medical billing records to maximize revenue integrity;
●	ensure that we are supplying hospitals and medical facilities with top quality, certified medical coders;
●	developing and deploying dynamic and effective marketing strategies; and
●	informing healthcare professionals of the products, services and benefits of being an HRAA client.

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

We offer and provide the following products and services:

HRAA provides an in-depth analysis of a hospital’s revenue cycle and their compliance, and offers the only full suite of business intelligence products and consulting services required to keep up with the ever-changing healthcare industry. All of our products and services yield measurable results, increased productivity, reduced unbilled accounts, improved payment accuracy and provide optimized revenue integrity for hospitals and physicians.

Products

Visualizer™

Healthcare is traversing a period of significant change with the dawning of Accountable Care Organizations (ACOs), the declaration of Meaningful Use, and probably the most important of these agents of change is the transition from ICD-9 to ICD-10. To understand the importance of these changes, healthcare’s decision makers need to recognize the impact these changes are having on their organizations. To do this they must visualize and analyze their available data to produce actionable results that improve the organization’s overall performance.

Visualizer™ is an analytic platform that provides healthcare decision makers with an integrated view of financial, operational, and clinical data across multiple sources of data. Each Visualizer™ building block is designed to meet a specific analytic need.

Verifier™ (Inpatient and Outpatient)

Healthcare organizations need executable tactics that can be implemented up and down the revenue cycle, with both inpatients and outpatients. These steps taken must be clear and simple to really improve the patient experience. Creating a successful revenue integrity program will have the most immediate impact in that initiative. However, there is a significant challenge in today’s environment of complex regulations, changing payer requirements, and RAC, CERT, HIPAA along with ICD-10 pressures and increasing financial and workforce resource constraints.

Under CMS’ value-based purchasing rules, hospitals will be assessed on quality performance, with clinical measures weighted at 70% and patient experience measures weighted at 30%. Verifier™ Suite is the most comprehensive solution for healthcare organizations performing internal auditing that provides insight into both clinical quality and service quality. This proven technology has been stress tested by HRAA providing internal auditing services to our clients for over 10 years. Although, conducting regular audits and taking a high level view of the reimbursement landscape is required, it’s not until you roll up your sleeves and start digging into the claim details, that you will uncover hidden revenue integrity issues.

Services

Coding Services

The HRAA coding solution provides hospitals and physicians across the United States with an experienced team of backlog coders to assist facility coding departments or provide outsourcing services. Certified HRAA associates supply hospitals and physicians with medical coding and billing expertise, while reducing the risk of error and maximizing accuracy, efficiency and profitability. Medical coding is the process of taking information from a wide variety of patient medical records, charts and notes, and converting it into an alphanumeric data set. The data set then drives the payment for the services rendered when submitted to Medicare, Medicaid, commercial payers and other healthcare providers. Medical coders analyze the documentation maintained within medical records and assign codes that drive reimbursement. Additionally, the data set is utilized as a collection methodology for tracking diseases, quality of care and treatment.

Billing & Coding Audits

HRAA’s team motivates excellence and reimbursement proficiency through customized, hands-on, strategy-focused and in-depth approach to the issues facing hospitals today and preparing them for tomorrow. While increasing profits for healthcare professionals remains a moving target, it’s paramount to focus attention on compliant reimbursement dollars.

Education

We offer various training and educational opportunities to our clients, including Education Sessions, Coding Boot Camps, Workshops, and Webinars.

Consulting

We have specialized in building reimbursement proficiency by focusing on the entire revenue cycle, not just coding, and by providing RAC oriented audits, education and consulting services. Because our approach is to focus on the client’s needs and develop the solution on an individual basis, our team possesses extensive experience in revenue cycle issues. We focus not merely on the revenue and codes, but on their operational uses. HRAA’s consulting services provide secure and effective solutions for complex regulatory challenges, internal inefficiencies and revenue cycle analysis.

ICD-10 Transition Services

The transition to ICD-10 codes is not just a coding conversion; it is a change that impacts virtually all areas of the revenue cycle. HRAA’s unique approach to this business transition is multidimensional, providing organizations with a smooth and sustainable transition. HRAA offers “turn-key ICD-10 services” to assist clients with all aspects of the transition, with great emphasis on streamlined comprehensive training while maintaining productivity.

HRAA's ICD-10 Transition Services Include ICDVisualizer™, Needs Assessment, ICD-9/ICD-10 Dual Audit, Education, Reserved Medical Coder Personnel, Auditing, Continuous Support.

Business Intelligence

HRAA offers Business Intelligence Services to help clients interpret data and make healthcare organizations more efficient and effective.

HRAA Business Intelligence team offers a number of solutions including: Implementation of Visualizer™ Suite products, Deployment of solution templates, Development of custom applications. HRAA solution template offers the flexibility to customize the solution to meet client's needs without having to start application development from scratch.

HRAA's implementation experience of templates include: Surgery Center Analytics, Revenue Cycle Management, Customer satisfaction surveys, Hospital Statistics, Quality measures.

Physician Services

Certified coders and auditors are fully trained and are required to maintain continuing education each year to uphold their certification. HRAA is proactive providing each coder and auditor with many opportunities for additional training to make certain we are always providing the highest quality standard you expect from HRAA. HRAA takes each encounter through a rigorous review in-line with the documentation guidelines used by CMS (Center for Medicare and Medicaid Services).

The education that follows an audit includes the basic fundamentals of appropriate documentation for the levels of service billed. Physician will be introduced to the specific issues noted within the documented service. Recommendations on how to improve upon the documentation will be discussed, including template usage, appropriate EHR revisions, form creation, and so forth.

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

Subsidiaries

Following the Merger, HRAA became our wholly-owned subsidiary.

Dream Reachers, LLC, owns the Company’s offices and is the borrower on a mortgage loan related to such offices. Dream Reachers does not engage in real estate rental business. Its offices are occupied by HRAA at no cost and HRAA pays the related mortgage’s principal and interest, taxes and maintenance. Dream Reachers was previously treated as a VIE, but became a wholly owned subsidiary in May 2011, and has been treated as such for accounting purposes in the Company’s consolidated financial statements.

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

Employees

As of February 28, 2013, we had one hundred and sixteen (116) full-time employees.  None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Corporation Information

Our principal executive offices are located at 8551 West Sunrise Blvd., Suite 304, Plantation, FL 33322. Our telephone number is (954) 472-2340 and our fax number is (954) 370-0157. Our website is www.healthrevenue.com .

Other Information

News and information about Health Revenue Assurance Holdings, Inc. and our wholly owned subsidiaries is available on and/or may be accessed through our website, www.healthrevenue.com.  In addition to news and other information about our company, we have provided access through this site to our filings with the Securities and Exchange Commission as soon as reasonably practicable after we file or furnish them electronically.  Information on our website does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file or furnish with the SEC.  You may also read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate headquarters is located in Plantation, Florida. The Company currently leases space located at 8551 W. Sunrise Boulevard, Unit 305, Plantation, Florida 33322. The lease is for a term of one-year beginning on September 1, 2012 and ending August 31, 2013. We have an option to renew the lease at the end of the one-year term. Our lease payments are a total of $60,097 for the entire term (or, $5,008 per month).

Dream Reachers, LLC, also owns property located at 8551 W. Sunrise Boulevard, Unit 304, Plantation, Florida 33322. This condominium is located adjacent to our corporate headquarters and we use it for employees and training. There was an original mortgage on the property in the amount of $192,500.

Item 3.	Legal Proceedings

As of December 31, 2012, we know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the OTCBB since July 2012 under the symbol “HRAA.” The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal 2012
	High	Low

First Quarter (January 1 - March 31)	$-	$-
Second Quarter (April 1 - June 30)	$-	$-
Third Quarter (July 1 - September 30)	$0.29	$0.29
Fourth Quarter (October 1 - December 31)	$0.35	$0.10

Shareholders

The approximate number of holders of record of our common stock as of December 31, 2012 was 75 including those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of December 31, 2012, we had 39,054,867 shares of common stock outstanding.

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

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Health Revenue Assurance Holdings, Inc. for the fiscal years ended December 31, 2012 and 2011, should be read in conjunction with the Selected Consolidated Financial Data, Health Revenue Assurance Holdings’ financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On April 13, 2012, the Board unanimously approved a change in the Company’s name from Anvex International, Inc. to Health Revenue Assurance Holdings, Inc. (“HRAH”) to be consistent with our current business following the Merger.

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

The Company anticipates implementation of ICD-10-CM/PCS to be completed by the newly proposed effective date of October 1, 2014.

HRAA Chairman, CEO and Founder Andrea Clark, RHIA, CCS, CPC-H, continues to build the company to meet the changing needs of the healthcare community and her accomplishments continue to be acknowledged. A few recent awards include:

•	“Female Executive of the Year” Gold Award Winner - Stevie Awards for Women in Business – December, 2012
•	"Maverick of the Year” Bronze Award Winner - Stevie Awards for Women in Business – December, 2012
•	“Mentor of the Year" - 2012 AHIMA Triumph Awards – June, 2012
•	“10 HIM Heroes, Professionals Who Have Made a Difference" - For The Record Magazine – October, 2011
•	HRAA has also been recognized for tremendous growth and industry leadership. Recent acknowledgments include:
•	“Fastest Growing Company of the Year” Bronze Award Winner- Stevie Awards for Women in Business – December, 2012
•	“Top Ten Best Places To Work” - South Florida Business Journal – 2011

Year ended December 31, 2012 compared to the year ended December 31, 2011

Results of Operation

The following table presents a summary of operating information for the year ended December 31, 2012 and 2011:

	Year-ended	Year-ended	Increase/	Increase/
	December 31,	December 31,	(Decrease)	(Decrease)
	2012	2011	($)	(%)

Revenues	$5,806,848	$1,432,773	$4,374,075	305.3%
Cost of Revenues	2,830,008	473,719	2,356,289	497.4%
Gross profit	2,976,840	959,054	2,017,786	210.4%

Selling and administrative expenses	3,853,820	1,976,655	1,877,165	95.0%
Research and development expenses	64,386	93,489	(29,103)	-31.1%
Depreciation and amortization	50,765	31,362	19,403	61.9%
Other expenses, net	465,339	29,468	435,871	1479.1%
Net income (loss)	$(1,457,470)	$(1,171,921)	$(285,549)	24.4%

Revenue:

Revenue increased by approximately $4,374,000 or approximately 305%, from approximately $1,433,000 for the year ended December 31, 2011 to $5,807,000 for the year ended December 31, 2012.  The increase was due primarily to increased revenue generated as a result of an increase in business development and marketing efforts put forth by HRAA.

Cost of Revenues:

Cost of revenues increased by approximately $2,356,000 or approximately 497%, from approximately $474,000 for the year ended December 31, 2011 to approximately $2,830,000 for the year ended December 31, 2012.  The increase was due primarily to greater personnel and related training costs associated with the buildup of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods. Specifically, as of December 31, 2012, the Company employed 77 service providers, who have to go through a period of training, as compared to 5 service providers as of December 31, 2011.

Gross profit:

Gross profit increased by approximately $2,018,000, or approximately 210%, from approximately $959,000 for the year ended December 31, 2011 to approximately $2,977,000 for the year ended December 31, 2012.  The increase in gross profit was due to the increase in business experienced in the year.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $3,854,000 for the year ended December 31, 2012, an increase of approximately $1,877,000 or 95%, from approximately $1,977,000 for year ended December 31, 2011.  The change in the 2012 period compared to the 2011 period was primarily due to:

●
Personnel costs have increased by approximately $1,734,000 or approximately 510%, from approximately $340,000 for the year ended December 31, 2011 to approximately $2,075,000 for the year ended December 31, 2012.  The increase is due primarily to increased compensation and related expenses associated with the buildup of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Travel/Business Development has increased by approximately $294,000 or approximately 219%, from approximately $134,000 for the year ended December 31, 2011 to approximately $429,000 for the year ended December 31, 2012.  The increase was due primarily to sales team efforts to develop new business growth.

●
Professional fees have increased from approximately $82,000 for the year ended December 31, 2011 to approximately $395,000 for the year ended December 31, 2012, an increase of approximately $313,000, or 385%.  This increase is attributable to legal and accounting services provided in connection with the merger and two subsequent capital rises, and expenses associated with audit and review services.

●
The remainder of the increase in Selling and administrative expenses is related to costs associated to the company’s business development such as marketing, trade shows and seminars. The increases were partially offset by decreased expenses of approximately $464,000.

Research and Development Expenses:

Research and development expenses were approximately $64,000 for the year ended December 31, 2012, a decrease of approximately $29,000, or 31%, from approximately $93,000 for the year ended December 31, 2011. The decrease is due to the capitalization of expenses related to the development of the Visualizer™ suite.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $51,000 for the year ended December 31, 2012, an increase of approximately $19,000, or 62%, from approximately $31,000 for the year ended December 30, 2011. The increase was primarily due to depreciation costs associated with the Company’s purchases for office furniture and computer necessary to support the increase in personnel.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $465,000 for the year ended December 31, 2012, an increase of approximately $436,000, from approximately $29,000 for the year ended December 31, 2011. The increase is primarily due to the factoring fees in 2012 along with interest on outstanding debt obligations and a $300,000 non-cash expense related to the amortization of a $300,000 beneficial conversion feature which was expensed during the year ended December 31, 2012. Additionally, de minimus other income offset interest expense in the above captioned account "Other expense, net".

Net Income (loss):

As a result of the above factors, a net loss of approximately $1,457,000 was recognized for year ended December 31, 2012 as compared to net loss of approximately $1,172,000 for the year ended December 31, 2011, a decrease in income of approximately $286,000 or approximately 24%.  The increase in net loss is outlined above.

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

	For the year ended
	December 31, 2012	December 31, 2011
Net loss	$(1,457,470)	$(1,171,921)
Interest expense	465,349	29,468
Depreciation and amortization	50,765	31,362
Stock based compensation expense	-	818,595
Adjusted EBITDA (loss) from operations	$(941,356)	$(292,496)

Liquidity and Capital Resources

The Company’s principal sources of liquidity include proceeds from long term debt and private placement of its shares. Overall, for the year ended December 31, 2012, the Company generated approximately $2,803,000 from its financing activities primarily associated with the debt and equity financing.  Such proceeds, coupled with its beginning cash balances, were utilized by the Company to fund its negative cash flow from operating activities in the amount of approximately $1,699,000 and investment in property and equipment of approximately $280,000.

As of December 31, 2012, the Company had cash balances of approximately $894,000 as compared to approximately $199,000 as of December 31, 2011, an increase of approximately $695,000.

Net cash used in operating activities was approximately $1,699,000 for the year ended December 31, 2012.  This compared to net cash used by operating activities of approximately $66,000 for the year ended December 31, 2011. The decrease of $1,633,000 was primarily due to higher personnel costs, greater travel and business development costs, and professional fees connected to the Company’s merger with HRAA which occurred in February 2012 along with non-cash charges of $355,573.

Net cash used in investing activities for the year ended December 31, 2012 was approximately $280,000 compared to approximately $47,000 for the year ended December 31, 2011.  The increase is primarily attributable to the development of software.

Net cash provided by financing activities amounted to approximately $2,674,000 for the year ended December 31, 2012, compared to net cash provided in the year ended December 31, 2011 of approximately $256,000, representing an increase in net cash flow from financing activities of approximately $2,418,000.  This was due to the receipt of net proceeds from the Company’s issuance of stock, advances on convertible promissory notes, and net borrowings from new and existing debt obligations offset by various debt repayments.

Financing:

The Company has the following financing arrangements:

1.
The revolving line of credit for $150,000 with Bank of America for working capital needs was modified on December 18, 2012. The loan no longer has an expiration date of December 18, 2012, but instead a final maturity date of December 18, 2018. The interest rate per year is equal to the Bank’s Prime Rate plus 6.5 percentage points. The Bank’s prime rate of interest at December 31, 2012 was 3.25%. First payment of $2,083 was due January 18, 2013.

2.
A term loan with Bank of America whose proceeds were used for general working capital. The loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of HRAA. Payments of principal and interest are approximately $2,700 per month. The loan matures in five years from September 2009, and incurs interest at the rate of 6.75% per annum. The balance due as of December, 2012 was approximately $39,000.

3.
A mortgage made to HRAA’s subsidiary related to certain real estate which houses HRAA’s main offices in Plantation, Florida.  The loan originated in July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a stockholder of HRAA. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve.  The balance under this mortgage loan as of December 31, 2012 was approximately $180,000. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

4.
A factoring facility with a finance company whereby, under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse in the event of non-payment.  During 2012, the Company had factored approximately $3,850,000 of accounts receivable and had received cash advances of approximately $3,272,000 with a balance due to factor of approximately $827,000 at December 31, 2012.

5.	The Company leases certain office equipment under non-cancelable operating lease arrangements. Monthly payments under the lease agreements are approximately $500 as of December 31, 2012.

6.	On May 14, 2012, the Company entered into a round of Convertible Promissory notes totaling $300,000. These loans were to mature on May 14, 2013. The loans converted to common stock on July 15, 2012.

7.	During December 2012 and January 2013, the Company entered into a round of Loan Agreement and Promissory notes totaling $2,035,000. As of December 31, 2012, the Company had received $815,000.

The Company’s recent merger yielded cash from the sale of common stock that was approximately $600,000 short of the expected amount to be raised in order in order to execute its growth plan for the near future.  Since the time of the Merger, the Company has transacted equity capital raises totaling approximately $1,060,000 of additional capital infusion.  The Company has continued its buildup of the personnel and business development efforts and has incurred operating losses.  As a result, the Company possesses a working capital of approximately $157,000 at December 31, 2012 and continues to hold discussions with interested parties regarding additional investment in the Company’s common stock in amounts which approximate its current estimated working capital shortfall. Should efforts to raise additional capital prove to be unsuccessful; the Company will reduce its growth plans accordingly.

2013 Outlook

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

The Company is an emerging growth company; therefore we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2)(B) of the Jumpstart Our Business Startups Act. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Health Revenue Assurance Associates, Inc. and Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of accounts receivable, valuation of property and equipment, valuation and amortization period of software, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, revenue recognition, and the valuation allowance on deferred tax assets.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period.  For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model.  Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates.  The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete.  The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Revenue Recognition

The Company recognizes revenue based on the proportional performance method of recognizing revenue.

A portion of the Company’s revenue is generated from medical coding audit services. Auditing revenue is invoiced in accordance with the contract, generally at three benchmark time periods which coincide with when specific, obligatory field work services have been rendered and completed, the value of this portion of the contract price has been predetermined and agreed upon, and the client has received benefit or value in the form of the independent identification of system weaknesses and risk analysis. Further, collectability is reasonably assured due to the existence of a fixed fee contract and the size and financial health of the Company’s clients. Below is a description of the general benchmarks and work phases associated with the Company’s audit services:

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

A portion of the Company’s revenue is derived from consulting, training and coding services provided. Revenue from these revenue streams is recognized after services are performed based on the quoted and agreed upon fee contained in its contracts.

The Company intends a general release of its first software product in early 2013.  Software sales on a standalone basis will be recognized upon delivery of the software when evidence of the purchase arrangement exists and the price is determinable, and when collectability is reasonably assured.

Arrangements with customers may involve multiple elements including software sales, training, software product maintenance, coding services, coding audit services and other consulting services. Training and maintenance on software products will generally occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product.  Revenue recognition for multiple element arrangement is as follows:

Each element is accounted for separately when each element has value to the customer on a standalone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each element is recognized using the general and specific criteria under GAAP as discussed above for elements sold in non-multiple element arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting.  The Company has historically sold its services with established rates which it believes is Company specific objective evidence of selling price. For the new software products, management has established selling prices which qualifies as Company specific objective evidence of selling price. Generally all elements in multiple element arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Health Revenue Assurance Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Health Revenue Assurance Holdings, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Revenue Assurance Holdings, Inc. and Subsidiaries as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2012 of $1,457,470 and $1,699,466, respectively, and has an accumulated deficit of $2,584,798 at December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 1, 2013

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328
Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts ● Registered with the PCAOB
Member CPA Connect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Health Revenue Assurance Holdings, Inc. (f/k/a Anvex International, Inc.)

We have audited the accompanying consolidated balance sheet of Health Revenue Assurance Holdings, Inc. and Subsidiaries (f/k/a Anvex International, Inc.) (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Marlton, NJ
April 16, 2012

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets

Cash	$893,458	$198,500
Accounts receivable	1,246,814	143,557
Prepaid expenses	3,600	24,512
Other current assets	688	5,842
Total Current Assets	2,144,560	372,411

Property and Equipment, net	365,017	352,499

Software	258,933	-
Other assets	8,871	8,865
Finance costs, net	2,477	2,803
Total Other Assets	270,281	11,668

Total Assets	$2,779,858	$736,578

Liabilities and Stockholders' Equity (Deficit)

Accounts payable	$207,741	$195,901
Due to officer	75,000	-
Accrued expenses	64,077	23,266
Accrued payroll	412,186	73,685
Loan payable to factor	827,075	-
Accrued interest	4,524	-
Line of credit, current portion	25,000	98,500
Capital Leases, current portion	16,923	-
Notes payable, current portion, net of discount	202,557	-
Long term debt, current portion	37,513	283,640
Advances on convertible promissory notes	-	170,000
Settlement Payable	115,278	-
Unearned revenue	-	32,988
Total Current Liabilities	1,987,874	877,980
Capital Leases (net of current portion)	23,974	-
Line of credit (net of current portion)	125,000	-
Notes payable (net of current portion), net of discount	273,751	-
Long term debt (net of current portion)	181,457	218,417
Total Liabilities	$2,592,056	$1,096,397

Commitments and Contingencies (see Note 11)

Stockholders' Equity (Deficit):
Common stock ($0.001 par value, 75,000,000 shares authorized,
39,054,867 shares and 16,499,021 issued and outstanding at
December 31, 2012 and 2011, respectively)	39,055	16,499
Additional paid-in capital	2,738,545	751,010
Subscription receivable	(5,000)	-
Accumulated deficit	(2,584,798)	(1,127,328)
Total Stockholders' Equity (Deficit)	187,802	(359,819)

Total Liabilities and Stockholders' Equity (Deficit)	$2,779,858	$736,578

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year-Ended
	December 31,	December 31,
	2012	2011

Revenues	$5,806,848	$1,432,773

Cost of Revenues	2,830,008	473,719
Gross Profit	2,976,840	959,054

Operating Expenses
Selling and administrative expenses (includes stock compensation of $0 and $818,595 in 2012 and 2011, respectively)	3,853,820	1,976,655
Research and development	64,386	93,489
Depreciation and amortization	50,765	31,362
Total Operating Expenses	3,968,971	2,101,506

Operating Loss	(992,131)	(1,142,453)

Other Income (Expense)
Other income	10	-
Interest expense	(465,349)	(29,468)
Total Other Income (Expense), net	(465,339)	(29,468)

Income (Loss) before provision for income taxes	(1,457,470)	(1,171,921)

Provision for income taxes	-	-

Net Income (Loss)	$(1,457,470)	$(1,171,921)

Net Loss Per Share
basic and diluted	$(0.04)	$(0.08)
Weighted Average Number of Shares Outstanding
basic and diluted	32,730,809	14,450,235

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

						Total
	Common Stock		Additional	Subscription	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity (deficit)

Balance at December 31, 2010	13,199,206	$13,199	$73,210	$-	$44,593	$131,002

Issuance of stock for services to officer	3,299,815	3,300	815,295	-	-	818,595

S-corp distributions	-	-	(137,495)	-	-	(137,495)

Net loss 2011	-	-	-	-	(1,171,921)	(1,171,921)

Balance at December 31, 2011	16,499,021	16,499	751,010	-	(1,127,328)	(359,819)

Recapitalization	13,499,226	13,499	(13,499)	-	-	-

2011 bridge note converted in 2012 related to reverse merger	1,343,729	1,344	248,656	-	-	250,000

Issuance of common stock for cash	4,352,312	4,352	1,051,742	-	-	1,056,094

Repayment of advances with shares	1,265,381	1,266	312,642	-	-	313,908

Value of beneficial conversion feature in convertible debt	-	-	300,000	-	-	300,000

Repurchase of shares pursuant to settlement agreement	(3,299,802)	(3,300)	(229,200)	-		(232,500)

Conversion of convertible debt	3,000,000	3,000	297,000	-	-	300,000

Shares issued to lender as fees	2,375,000	2,375	341,125	-	-	343,500

Offering costs paid	-	-	(325,911)	-	-	(325,911)

Subscription receivable	20,000	20	4,980	(5,000)	-	-

Net Loss 2012					(1,457,470)	(1,457,470)

Balance at December 31, 2012	39,054,867	$39,055	$2,738,545	$(5,000)	$(2,584,798)	$187,802

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year-Ended
	December 31,	December 31,
	2012	2011
Cash flows from Operating Activities:
Net loss	$(1,457,470)	$(1,171,921)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	50,765	31,362
Stock issued for compensation	-	818,595
Amortization of debt discount	304,808	-
Change in operating assets and liabilities:
Accounts receivable, net	(1,103,257)	50,693
Prepaid expenses	20,912	(24,512)
Other assets	5,146	(7,389)
Accounts Payable Related Party	75,000	-
Accounts payable	53,783	204,618
Unearned revenue	(32,988)	32,988
Accrued liabilities	383,835	-
Net Cash used in operating activities	(1,699,466)	(65,566)

Cash flows from Investing Activities:
Capitalization of internally developed software	(258,933)	-
Purchases of property and equipment	(20,985)	(47,016)
Net Cash used in investing activities	(279,918)	(47,016)

Cash flows from Financing Activities:
Borrowings fom long-term debt obligations	51,500	262,500
Payment for repurchase of common stock	(94,165)	-
Loan proceeds	1,193,908	-
Loan proceeds from factor, net	827,075	-
Repayments of debt obligations	(33,087)	(38,715)
Proceeds from convertible promissory notes	-	170,000
Issuance of stock for cash net of offering cost	730,183	-
Payments on Capital Leases	(1,072)	-
Payments of stockholder distributions	-	(137,495)
Net Cash provided by (used in) financing activities	2,674,342	256,290

Net Increase (decrease) in cash	694,958	143,708
Cash at beginning of year	198,500	54,792
Cash at end of year	$893,458	$198,500

Supplemental schedule of cash paid during the year for:
Interest	$36,156	$24,407
Income Taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock to repay debt	$563,908	$-
Capital lease obligation incurred for use of equipment	$38,704	$-
Beneficial conversion feature on convertible debt charged to additional paid in capital	$300,000	$-
Shares issued as loan fee	$343,500	$-
Conversion of $300,000 notes to common stock	$300,000	$-
Transfer of accounts payable to notes payable	$65,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

1 – NATURE OF BUSINESS AND GOING CONCERN

Overview

Health Revenue Assurance Holdings, Inc. (the “Company”) is a trusted source of timely, accurate and critical resources, technology and information that supports the performance of revenue integrity in assuring the existence of healthcare organizations. The company and its subsidiaries’ products and services include business intelligence technology solutions, contract coding, billing, coding and compliance audits, education, revenue cycle consulting, physician services and ICD-10 transition services. The Company provides customized solutions to its clients with the highest regard for ethical standards and responsibility.

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

Dream Reachers, LLC, owns the Company’s offices and is the borrower on a mortgage loan related to such offices. Dream Reachers, LLC does not engage in real estate rental business. Its offices are occupied by HRAA at no cost and HRAA pays the related mortgage’s principal and interest, taxes and maintenance. The Company’s subsidiary HRAA is the sole member effective May 2011. Dream Reachers has been treated as a Subsidiary for accounting purposes in the Company’s consolidated financial statements for all periods presented. (see Note 2)

On February 10, 2012, HRAA entered into a Merger agreement with Health Revenue Assurance Holdings, Inc. (formerly known as Anvex International, Inc.) "HRAH" (a Nevada incorporated publicly-held company) and its subsidiary Health Revenue Acquisition Corporation (Acquisition Subsidiary) which was treated for accounting purposes as a reverse recapitalization with HRAA considered the accounting acquirer.  Each share of HRAA's common stock was exchanged for the right to receive approximately 1,271 shares of HRAH’s common stock. Before their entry into the Merger Agreement, no material relationship existed between HRAH or Acquisition Sub and HRAA. (see Note 11)

On April 13, 2012, the Company’s Board of Directors unanimously approved a change in the Company’s name from Anvex International, Inc. to Health Revenue Assurance Holdings, Inc.

On April 13, 2012, the Company’s Board of Directors authorized a 12.98 for 1 split of its common stock to stockholders of record as of April 13, 2012. Shares resulting from the split were issued on April 26, 2012. In connection therewith, the Company transferred $32,747 from additional paid in capital to common stock, representing the par value of additional shares issued. As a result of the stock split, fractional shares were rounded up. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split. (see Note 12)

Going Concern

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing, management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, as of December 31, 2012, the Company has a stockholders' deficit and for the year-ended ended December 31, 2012, incurred substantial net losses, and has used net cash in operations.  The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

As of December 31, 2012 the Company has a cash balance of approximately $894,000, of which $815,000 was received from new loans in December 2012. In January and February 2013, the Company received an additional $1,220,000 in loan proceeds from various investors.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Health Revenue Assurance Associates, Inc. and Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

Consolidation of Variable Interest Entities

Effective January 1, 2010, the Company adopted new provisions of the consolidation guidance included in Accounting Standards Codification 810, Consolidations, that amended the consolidation guidance applicable to VIEs and the definition of a VIE, and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. Under the consolidation guidance, the Company must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. Dream Reachers became a wholly owned subsidiary in May 2011 but previously was treated as a VIE. The carrying amount and classification of the assets and liabilities of Dream Reachers, LLC included in the Consolidated Balance Sheets are approximately:

	December 31,
	2012	2011
Total assets	$211,000	$230,000
Total liabilities	$182,000	$185,000

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements.  Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of accounts receivable, valuation of property and equipment, valuation and amortization period of software, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, revenue recognition, and the valuation allowance on deferred tax assets.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash balances are maintained at various banks that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable and Factoring

Accounts receivable are stated at the amounts management expects to collect.  An allowance for doubtful accounts is recorded using a specific identification method based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management has determined that no allowance is required at December 31, 2012 and December 31, 2011. The Company accounts for its factoring arrangements as either a sale or a secured financing based on the criteria in ASC 860 "Transfers and Servicing".  Estimates of allowances for doubtful accounts are reflected as a recourse obligation, a liability, for factor arrangements treated as a sale with recourse or as a contra asset accounts receivable allowance account for arrangements accounted for as a secured financing.

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

Leases

We perform a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, we will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time, and (or) is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.

Software

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985  Costs of Software to Be Sold, Leased or Marketed.”  Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market and capitalization ceases after the general release of the software. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months) using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the software and the related accumulated amortization are removed from the accounts upon retirement of the software with any resulting loss being recorded in operations.  No amortization expense was recorded in the accompanying consolidated financial statements as the software had yet to be placed in service.

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

Revenue Recognition

The Company recognizes services revenue based on the proportional performance method of recognizing revenue.

A portion of the Company’s revenue is generated from medical coding audit services. Auditing revenue is invoiced in accordance with the contract, generally at three benchmark time periods which coincide with when specific, obligatory field work services have been rendered and completed, the value of this portion of the contract price has been predetermined and agreed upon, and the client has received benefit or value in the form of the independent identification of system weaknesses and risk analysis. Further, collectability is reasonably assured due to the existence of a fixed fee contract and the size and financial health of the Company’s clients. Below is a description of the general benchmarks and work phases associated with the Company’s audit services:

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

A portion of the Company’s revenue is derived from consulting, training and coding services provided. Revenue from these revenue streams is recognized after services are performed based on the quoted and agreed upon fee contained in its contracts.

The Company intends a general release of its first software product in early 2013.  Software sales on a standalone basis will be recognized upon delivery of the software when evidence of the purchase arrangement exists and the price is determinable, and when collectability is reasonably assured.

Arrangements with customers may involve multiple elements including software sales, training, software product maintenance, coding services, coding audit services and other consulting services. Training and maintenance on software products will generally occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product.  Revenue recognition for multiple element arrangement is as follows:

Each element is accounted for separately when each element has value to the customer on a standalone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each element is recognized using the general and specific criteria under GAAP as discussed above for elements sold in non-multiple element arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting.  The Company has historically sold its services with established rates which it believes is Company specific objective evidence of selling price. For the new software products, management has established selling prices which qualifies as Company specific objective evidence of selling price. Generally all elements in multiple element arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

Cost of Revenues

Cost of revenues includes labor costs. There were no depreciation or amortization costs in 2012 or 2011 that were allocable to cost of sales. In future periods, amortization of capitalized software costs will be included in costs of revenues.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period.  For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model.  Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates.  The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete.  The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Research and Development Costs

In accordance with ASC 730-10, Research and development costs are expensed when incurred.  Total research and development costs for the years ended December 31, 2012 and 2011 were $64,386 and $93,489 respectively.

Advertising

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to approximately $130,000 and $116,000 for the year ended December 31, 2012 and 2011, respectively and is included in selling and administrative expenses.

Income Taxes

The Company elected to convert from a Subchapter S corporation for Federal income tax purposes to a C corporation effective October 21, 2011.  Upon our C coloration election, we began to use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Earnings Per Share

The Company computes and presents earnings or losses per share in accordance with FASB ASC Topic 260, Earnings per share.  Basic earnings or losses per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings or loss per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period.

As the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive. There were no dilutive securities outstanding at December 31, 2012 and 2011 respectively.

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

Contingencies

We accrue for contingent obligations, including legal costs and restructuring costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2012 and 2011 was as follows:

	2012	2011
Accounts receivable	$1,246,814	$143,557
Allowance for doubtful accounts	-	-
Total	$1,246,814	$143,557

Bad debt expense on trade accounts receivable for 2012 and 2011 was $0, respectively. (See Note 9)

4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2012	2011
Building and improvements	$227,603	$227,603
Furniture	119,810	118,187
Computers and Equipment	160,429	99,316
	507,882	445,106
Less - Accumulated depreciation	(142,865)	(92,607)
Total	$365,017	$352,499

Depreciation expense for the years ended December 31, 2012 and 2011 was approximately $51,000 and $31,000, respectively.

5 – RESEARCH AND DEVELOPMENT AND SOFTWARE

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

At December 31, 2012, the Company had accumulated $258,933 of capitalized costs related to the development of the Visualizer™ suite which is included as Software on the accompanying consolidated balance sheet.

Amortization expense for software, for the years ended December 31, 2012 and 2011 was $0, respectively as there has not been a general release of the software for sale as of December 31, 2012.  Software consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Software	$258,933	$-
Accumulated amortization	-	-
Software, net	$258,933	$-

The following is a schedule of estimated future amortization expense of software at December 31, 2012 (assumes amortization begins January 1, 2013):

Estimated amortization expense of software is as follows:

Year Ending December 31,
2013	$86,311
2014	86,311
2015	86,311
Total	$258,933

6 – LINE OF CREDIT

The Company has a $150,000 revolving line of credit with a bank, effective in December 2008, for its general working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit matured on December 18, 2009 and was renewed and was due on December 18, 2012. The revolving line was modified on December 18, 2012 so that the loan no longer has an expiration date of December 18, 2012, but instead, a final maturity date of December 18, 2018. The interest rate per year is equal to the Bank’s Prime Rate plus 6.50 percent. The Bank’s prime rate of interest at December 31, 2012 was 3.25%. The balance due at December 31, 2012 was $150,000 with $25,000 reflected as a current portion. The first of seventy-two payments, being $2,083 was due January 18, 2013.

7 – LONG TERM DEBT AND NOTES PAYABLE

Long Term debt:

Long Term debt consisted of the following at December 31, 2012:

	December 31, 2012	December 31, 2011
Bank term loan	$38,897	$66,245
Convertible Bridge Loan	-	250,000
Mortgage loan	180,073	185,812
	218,970	502,057
Less current portion	(37,513)	(283,640)
Total long term portion	$181,457	$218,417

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

On October 21, 2011, the Company entered into a second Bridge Loan agreement (the “Bridge Loan”) in the amount of $250,000 with a third party lender. The primary purpose is to repay the Initial Bridge Loan and to pay for certain professional fees in connection with a reverse merger with a Public Company. The Bridge Loan incurs interest at the rate of 12% per annum which will be due only in the event the contemplated equity transaction does not materialize. Upon the closing of the transaction, all interest accrued but not paid shall be deemed cancelled and paid in full and the entire principal amount of the note shall be automatically converted into an aggregate of 1,343,749 shares of common stock at a conversion price of $0.19 per share which is equal to a discount of 25% of to the Purchase Price. The loan was converted to stock in February 2012 (See Note 12).

The Company has a term loan with a bank whose proceeds were used for general working capital needs (the “Term Loan”).  The Term Loan was established in March 2009 as a result of a conversion of a revolving line of credit.  The Term Loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of the Company.  Payments of principal and interest are approximately $2,700 per month. The Term Loan matures in five years and incurs interest at the rate of 6.75% per annum.  Balances due as of December 31, 2012 was approximately $39,000 and is allocated to the current and long term debt line items in the accompanying consolidated balance sheet.

The Company has a mortgage related to certain real estate which houses the Company’s main offices in Plantation, Florida.  The loan originated July, 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by the stockholder of the Company. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve. The balance under this mortgage loan as of December 31, 2012 was approximately $180,000 and is allocated to the current and long term debt line items in the accompanying consolidated balance sheet. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

Notes payable:

In December 2012, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $815,000. The loan agreements have an interest rate of 12% per annum.  Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 2,375,000 shares of common stock to the lenders as loan fees (See note 12). The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled $343,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $338,692 as of December 31, 2012 and the Company recorded $4,524 in accrued interest.

Notes payable consisted of the following at December 31, 2012:

December 31, 2012
Principal amount of notes payable	$815,000
Unamortized discount	(338,692)
Notes payable, net of discount	476,308
Less current portion	(202,557)
Total long term portion	$273,751

Future annual principal payments on long term debt as of December 31, 2012 are as follows:

2013	$375,564
2014	420,954
2015	74,321
2016	6,848
2017	7,322
Thereafter	148,961
Total	$1,033,970

8 – CAPITAL LEASES

The Company leases its property and equipment from Dell Financial Services L.L.C. under a capital lease. The economic substance of the lease is that the Company is financing the acquisition of the assets through the lease and accordingly, it is recorded in the Company’s assets and liabilities.

The following is an analysis of the leased assets included in Property and Equipment:

December 31, 2012
Equipment	41,969
Less accumulated depreciation	(5,926)
Total	$36,043

The lease agreement contains a bargain purchase option at the end of the lease term.

The following is a schedule by years of future minimum payments required under the lease together with their present value as of December 31, 2012:

Year Ending December 31:
2013	$16,923
2014	16,923
2015	11,282

Total minimum lease payments	45,128
Less amount representing interest	(4,231)

Present value of minimum lease payments	$40,897

Amortization of assets held under capital leases is included with depreciation expense and is approximately $9,000 and $0 for the year ended December 2012 and 2011, respectively.

9 – FACTORING AGREEMENT

In June 2012, the Company entered into a one-year factoring agreement with a finance company.  The agreement automatically renews annually unless terminated by either party. Under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse only at the option of the finance company in the event of non-payment.  The Company's obligations under the factor agreement are secured by substantially all assets of the Company.  In accordance with ASC 860 "Transfers and Servicing" regarding transfers of receivables with recourse, this factoring arrangement is accounted for as a secured financing. During 2012, the Company had factored approximately $3,850,000 of receivables and had received cash advances of approximately $3,272,000. Outstanding receivables purchased by the factor as of December 31, 2012 were approximately $950,000 and included in accounts receivable in the accompanying consolidated balance sheet, and the secured loan due to the lender was $827,075. Factor fees in 2012 were approximately $119,000, and are included in interest expenses. (See Note 3)

10 – CONVERTIBLE PROMISSORY NOTES

In December 2011, the Company received a deposit of $170,000.  This deposit was an advance on three convertible promissory notes totaling approximately $314,000 signed on February 2, 2012, automatically convertible into future securities sold at 100% of the sale price and non-interest bearing.  These loans qualify as stock settled debt under ASC 480 with a fixed monetary amount of $314,000.  These loans were to mature in August 2012 but were converted into common stock in February 2012.  (See Note 12)

In May 2012, the Company received $300,000 related to five convertible notes. The term of each note is 12 months. Interest is computed at 6% based on a 360 day year and is payable on the maturity date, and the conversion rate is $0.10 per share. Interest is due and payable only if the notes are repaid in cash. These notes were converted to common stock at their contractual conversion rate of $0.10 per share on July 15, 2012. (See Note 12)

At the note origination date, the Company recorded a debt discount for the beneficial conversion feature value related to the above referenced convertible note in the amount of $300,000 which is based on the intrinsic value between the fair market value of the Company’s stock and the conversion price. The discount is being amortized to interest expense over the term of the note. In accordance with ASC 470-20-40, upon conversion, the remaining unamortized portion of the beneficial conversion feature value was expensed.

11 – COMMITMENTS AND CONTINGENCIES

Commitments

Leases:

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

Future minimum lease payments under these leases are as follows:

Years Ending December 31:

2013	$51,432
2014	6,360
2015	6,360
2016	6,360
Total	$70,512

Settlement Agreement:

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

Pursuant to the Settlement Agreement, the former CMO agreed to abolish all claims and lawsuits against the Company and its CEO and COO and resigned any and all positions which he had or presently may have had with the Company. As part of the Settlement Agreement, the Company agreed to make eleven (11) payments totaling $232,500 pursuant to the terms of his prior employment agreement. Additionally, the CMO agreed to transfer his 3,299,802 shares to an officer of the Company (see Note 12). These payments commenced July 2012, and the outstanding balance as of December 31, 2012 was $115,278. In addition, the Company has agreed to abolish all claims and lawsuits against the former CMO.  The Settlement Agreement has a seven (7) day grace period for payments to the former CMO, after which time, he may seek court intervention to enforce the payments.  The Company's Chief Executive Officer and Chief Operating Officer, respectively, have personally guaranteed the payments of the Settlement Agreement. As a result of the Settlement Agreement, both parties are dismissing their respective filings and have agreed to not enter any more lawsuits concerning the scope of this matter.

Employment Agreements:

From time to time, the Company enters into employment agreements with certain of its employees.  These agreements typically include bonuses, some of which are performance-based in nature. As of December 31, 2012, no performance bonuses have been earned. The Company owes its CEO $75,000 as stated in the February 2012 merger agreement, which is accrued in the accompanying consolidated Financial Statements as Due to officer.

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

12 – STOCKHOLDERS' EQUITY (DEFICIT)

Recapitalization and Deemed Common Stock Issuance

On February 10, 2012, HRAA entered into a Merger agreement with Health Revenue Assurance Holdings, Inc. "HRAH" (a Nevada incorporated publicly-held company) and its subsidiary Health Revenue Acquisition Corporation (Acquisition Subsidiary) which was treated for accounting purposes as a reverse recapitalization with HRAA considered the accounting acquirer since the shareholders of HRAA obtained voting and management control of HRAH.   Each share of HRAA's common stock was exchanged for the right to receive approximately 1,271 shares of HRAH’s common stock. Before their entry into the Merger Agreement, no material relationship existed between HRAH or Acquisition Sub and HRAA.  As part of the recapitalization, the Company is deemed to have issued 13,499,226 shares of common stock which represents the common shares outstanding in HRAH just prior to the merger.  There were no recorded assets or liabilities in HRAH just prior to the merger.  All share and per share amounts for all periods presented have been retroactively adjusted to reflect the recapitalization.

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

Common Stock

2011:

The Company hired a Chief Marketing Officer and granted 3,299,815 unrestricted shares of Common Stock for his future services. Accordingly, the Company treated the issuance of the shares to its Chief Marketing Officer as Stock Compensation.  At the time of the transaction the Company valued the stock based on current knowledge of the board and during the third quarter of 2011, the board estimated the fair value at approximately $256,000.  Subsequently the Company was able to raise capital at a higher valuation.   As a result of the Private Placement completed in February 2012, and since the grant of stock was within six months of this transaction the Board determined to revalue the stock at the price per share of the private placement and record additional compensation during the fourth quarter of 2011 of approximately $563,000 for total compensation of approximately $819,000.

2012:

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

In May 2012, the Company recorded $300,000 to additional paid-in capital for the beneficial conversion value of convertible debt (see Note 10).

In July 2012, pursuant to a settlement agreement (see Note 11), the Company agreed to pay $232,500 and 3,299,802 common shares were returned to the Company.  The Company charged equity for the $232,500 in accordance with the settlement provisions of ASC 718 “Stock Compensation”.

In July 2012, in connection with the settlement agreement discussed in Note 11, upon return of the 3,299,802 shares to the transfer agent, the shares were simultaneously reissued to delegees of the CEO, however, such shares were unvested and subsequently cancelled as a null and void issuance.

On July 15, 2012, the holders of the five convertible notes issued by the Company in May 2012 exercised their rights under the agreement and converted $300,000 into 3,000,000 shares of common stock at the contractual conversion rate of $0.10 per share.

In August 2012, the company raised approximately $22,000 with the sale of 77,743 shares of common stock at $0.28 per share.

During the period from October 2012 through December 2012, the Company sold 1,468,786 common shares for $335,600 at prices per share between $0.20 and $0.28.

In December 2012, the Company issued 2,375,000 shares of common stock in connection with a financing transaction as more fully described in note 7.

During 2012, the company incurred approximately $326,000 in offering costs that were charged to additional paid-in capital.

13 – CONCENTRATIONS

Sales to thirteen hospitals represented approximately 89% of net sales for the year ended December 31, 2012Wherein, seven and six hospitals respectively are part of two larger health systems.  The company has direct relationships with both the individual hospitals and the health systems.  As such, the strength of the relationship is driven by the individual hospitals.

Sales to two customers were approximately 32% for the year ended December 31, 2011.

Three vendors represented approximately 68% of the outstanding accounts payable balance as of December 31, 2011.
One customer represented approximately 62% of the accounts receivable as of December 31, 2012. Three customers represented approximately 60% of the accounts receivable as of December 31, 2011.

14 - INCOME TAXES

The Company has elected to convert from a Subchapter S corporation for Federal income tax purposes to a C corporation effective October 21, 2011.  Accordingly, the Company's income or losses are passed through to the shareholders of HRAA for the period January 1 to October 21, 2011.  The Company will absorb the tax effects of any income or losses subsequent to the date of conversion to a C Corporation and in future years.

The Company has incurred aggregate cumulative net operating losses of approximately $1,558,862 for C corporation income tax purposes through December 31, 2012. The net operating loss carries forward for income taxes, purposes and may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2031 through 2032. Management believes that the realization of the benefits from these losses appears not more likely than not due to the Company’s limited operating history and continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
U.S. Federal “expected” income tax	$(495,540)	$(398,453)
State income tax	(52,906)	(58,596)
Non-deductible beneficial conversion interest	102,000	-
Non-deductible items	24,769	-
Stock compensation	-	319,252
S Corp non-deductible/taxable items	-	(31,703)
Change in valuation allowance	421,677	169,500
Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$586,600	$169,500
Accrued salary and other	35,821	-
Total gross deferred tax assets	622,421	169,500
Deferred tax liabilities:
Depreciation	(31,244)	-
Total gross deferred tax liabilities	(31,244)	169,500
Less valuation allowance	(591,177)	(169,500)
Net deferred tax assets	$-	$-

A deferred tax asset of approximately $169,500 results from the C Corporation taxable losses totaling $434,509 from the period October 22, 2011 through December 31, 2011. The valuation allowance at December 31, 2011 was $169,500.  The increase during 2012 was $421,677.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, tax years 2012 and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

15 – SUBSEQUENT EVENTS

Through March 2013, the company raised approximately $13,000 through the issuance of 46,429 shares of common stock at a price per share of $0.28.

In January and February 2013, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $1,220,000. The loan agreements have an interest rate of 12% per annum payable over 26 months. Additionally, in connection with the financing, the Company issued 5,575,000 shares of common stock to the lenders as loan fees. The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value in accordance with ASC 470-20 and was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans.

In January 2013, the company issued 50,266 shares of common stock vesting on July 31, 2013 as compensation to an employee. The shares were valued at $0.28 per share or $14,075 based on recent cash sales prices and such amount will be expensed over the vesting period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the change of control and reverse merger that closed on February 10, 2012, on March 21, 2012, the Board of Directors dismissed Silberstein Ungar, PLLC (“Siberstein”) as the independent auditors of the Company and engaged Friedman LLP (“Friedman”), to serve as the Company’s independent auditors. Siberstein had previously served as independent auditors for the Company.

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

On October 18, 2012, the Company dismissed Friedman LLP (“Friedman”) as the Company’s independent registered public accounting firm. The Company has engaged Salberg & Company, P.A. (“Salberg”) as its independent registered public accounting firm, effective October 18, 2012. The decision to change independent registered public accounting firms and the appointment of the new independent registered public accounting firm was made by the Company’s Board of Directors.

The reports of Friedman on the financial statements of the Company as of and for the two most recent fiscal years did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and through October 18, 2012, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Friedman, would have caused them to make reference thereto in their reports on the financial statements for such years. During the two most recent fiscal years and through October 18, 2012, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years and through October 18, 2012, the Company did not consult with Salberg with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiaries required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Internal control over reporting, because of its inherent limitations, may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2012, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

As of December 31, 2012 we had identified certain matters that constituted a material weakness in our internal controls over financial reporting.  Specifically, we lack internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures.  We realize that we need to take steps to address this matter, including hiring a Chief Financial Officer.  We believe that hiring a Chief Financial Officer will make significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated. As of March 31, 2013 we have hired a Controller and begun the interview process of hiring a Chief Financial Officer with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and other biographical information of our directors and executive officers as of March 31, 2013:

Name	Age	Position

Andrea Clark	52	Chairman of the Board, and Chief Executive Officer

Robert Rubinowitz	47	Chief Operating Officer, President, Secretary, Treasurer and Director

The following is a description of the business experience of each of our executive officers:

Andrea Clark, 52, Chairman of the Board and Chief Executive Officer

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

Robert Rubinowitz, 47, Chief Operating Officer, President, Secretary and Director

Robert Rubinowitz serves as our Chief Operating Officer, President, Secretary and Director, overseeing all of our business operations including client relations, sales, marketing, accounting and human resources.  He has served in this capacity at HRAA since June 2001.  Mr. Rubinowitz has more than twenty years of experience in operations, sales and marketing.  Prior to joining HRAA, Mr. Rubinowitz was General Manager of e-Commerce for PRIMEDIA as well as having served as Vice President of Marketing and e-Business at Anchor Computer. Mr. Rubinowitz was also an adjunct professor for Florida International University where he taught direct marketing. Mr. Rubinowitz received a Bachelor’s degree in Economics from Rutgers University.

Family Relationships

Our Chairman, President and Chief Executive Officer, Andrea Clark, is married to our Chief Operating Officer, President, Secretary and Treasurer, Robert Rubinowitz.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

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

Item 11.     Executive Compensation

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during the years indicated:

						Non-equity
Name and				Stock	Option	Incentive Plan	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)		($)

Andrea Clark –Chief	2012	175,000	–	–	–	–	19,000	(1)	194,000
Executive Officer	2011	175,000	–	–	–	–	–		175,000

Robert Rubinowitz – Chief	2012	175,000	–	–	–	–	19,000	(1)	194,000
Operating Officer, President and Secretary	2011	175,000	–	–	–	–	–		175,000

(1)	This amount includes $12,000 for a car allowance and $7,000 for health insurance related costs

Outstanding Equity Awards At Fiscal Year-End

There were no outstanding equity awards held by our officers as of December 31, 2012.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under an Equity Compensation Plan.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of March 31, 2013 by:

●	Each of our directors;
●	Each of our named executive officers;
●	All of our directors and executive officers as a group; and
●	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Under SEC rules, beneficial ownership includes any shares of common stock which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Percentage of beneficial ownership is calculated based on shares of our common stock outstanding as of March 31, 2013. In calculating the number of shares beneficially owned and the percentage ownership, shares of common stock subject to Preferred Stock conversion rights (including accrued dividends), options or warrants held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days after March 31, 2013 are deemed outstanding even if they have not actually been exercised or converted. The shares issuable under these securities are treated as outstanding for computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them.

Title of Class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common Stock	Andrea Clark*	6,599,604	(3)	16.57%
Common Stock	Robert Rubinowitz*	6,599,617	(4)	14.44%
Common Stock	Directors and executive officers as a group (2 people)	14,174,073		31.01%
*  Andrea Clark and Robert Rubinowitz are husband and wife.
_________________

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 31, 2013, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based on 44,726,562 shares outstanding as of March 31, 2013.
(3)	Consists of 6,599,604 shares of common stock as to which Ms. Clark has sole voting and investment power.
(4)	Consists of 6,599,617shares of common stock as to which Mr. Rubinowitz has sole voting and investment power.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions during 2012 in which we or our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

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

Item 14.     Principal Accounting Fees and Services

During the year ended December 31, 2012, we were billed or expect to be billed by our independent registered public accounting firm the following fees:

	2012-Salberg	2012-Friedman	2011-Friedman
Audit Fees (1)	$32,500	$42,000	$75,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$32,500	$42,000	$75,000

(1)	Audit fees principally include those for services related to the annual audit and interim reviews of the consolidated financial statements.
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

In connection with the audit of our financial statements for the fiscal year ended December 31, 2012, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that would have caused the firm to report the disagreement if it had not been resolved to their satisfaction.

Item 15.     Exhibits, Financial Statement Schedules

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated February 10, 2012, by and among Health Revenue Assurance Holdings, Inc., Health Revenue Acquisition Corp and Health Revenue Assurance Associates, Inc.
2.2*	Articles of Merger filed with the State of Nevada on February 10, 2012.
2.3*	Articles of Merger filed with the State of Maryland on February 10, 2012.
10.1*	Form of Subscription Agreement by and among Health Revenue Assurance Holdings, Inc. and certain purchasers set forth therein
10.2*	Form of Registration Rights Agreement
10.3*	Split-Off Agreement, dated February 10, 2012, among Health Revenue Assurance Holdings, Inc., Anvex Split Corp. and Anna Vechera
10.4*	General Release Agreement, dated February 10, 2012, among Health Revenue Assurance Holdings, Inc., Anvex Split Corp. and Anna Vechera
10.5*	Andrea Clark Employment Agreement
10.6*	Robert Rubinowitz Employment Agreement
10.8*	Anvex International , Inc. 2012 Equity Incentive Plan
16.1*	Letter from Silberstein Ungar, PLLC, dated March 21, 2012
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS †	XBRL Instance Document.
101.SCH †	XBRL Taxonomy Extension Schema Document.
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included as an exhibit to the Current Report on Form 8-K filed on December 16, 2011 and incorporated herein by reference.
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

Health Revenue Assurance Holdings, Inc

By:	/s/ Andrea Clark
Chief Executive Officer

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrea Clark	Chief Executive Officer	April 1, 2013
Andrea Clark	(Principal Executive Officer)

/s/ Robert Rubinowitz	Chief Financial Officer and President	April 1, 2013
Robert Rubinowitz	(Principal Financial Officer and Principal Accounting Officer)