Form 10-Q
period 2013-03-31
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2013-05-15
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 44,956,562 shares of the Registrant’s Common Stock outstanding at May 15, 2013.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2013

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Cash	$1,062,910	$893,458
Accounts receivable	1,293,431	1,246,814
Prepaid expenses	-	3,600
Other current assets	45,757	688
Total Current Assets	2,402,098	2,144,560

Property and Equipment, net	425,250	365,017

Software	590,264	258,933
Other assets	8,865	8,871
Finance costs, net	2,395	2,477
Total Other Assets	601,524	270,281

Total Assets	$3,428,872	$2,779,858

Liabilities and Stockholders' Equity

Accounts payable	$283,802	$207,741
Due to officer	75,000	75,000
Accrued expenses	97,280	64,077
Accrued payroll	527,698	412,186
Loan payable to factor	439,474	827,075
Accrued interest	8,743	4,524
Lines of credit, current portion	72,115	25,000
Capital Leases, current portion	28,706	16,923
Notes payable, current portion, net of discount	431,649	202,557
Long term debt, current portion	36,134	37,513
Settlement Payable	69,167	115,278
Total Current Liabilities	2,069,768	1,987,874
Capital Leases (net of current portion)	40,978	23,974
Lines of credit (net of current portion)	118,750	125,000
Notes payable (net of current portion), net of discount	548,031	273,751
Long term debt (net of current portion)	173,034	181,457
Total Liabilities	2,950,561	2,592,056

Commitments and Contingencies (see Note 8)

Stockholders' Equity:
Common stock ($0.001 par value, 75,000,000 shares authorized,	44,727	39,055
44,726,562 shares and 39,054,867 issued and outstanding at
March 31, 2013 and December 31, 2012, respectively)
Additional paid-in capital	3,453,210	2,738,545
Subscription receivable	-	(5,000)
Accumulated deficit	(3,019,626)	(2,584,798)
Total Stockholders' Equity	478,311	187,802

Total Liabilities and Stockholders' Equity	$3,428,872	$2,779,858

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended
	March 31,	March 31,
	2013	2012

Revenues	$2,156,597	$605,830

Cost of Revenues	985,321	431,120
Gross Profit	1,171,276	174,710

Operating Expenses
Selling and administrative expenses (includes stock compensation of $27,984 and $0 in 2013 and 2012, respectively)	1,444,085	609,270
Research and development	289	32,213
Depreciation and amortization	25,429	9,872
Total Operating Expenses	1,469,803	651,355

Operating Loss	(298,527)	(476,645)

Other Expense
Other expense	(283)	-
Interest expense	(136,018)	(5,922)
Total Other Expense, net	(136,301)	(5,922)

Loss before provision for income taxes	(434,828)	(482,567)

Provision for income taxes	-	-

Net Loss	$(434,828)	$(482,567)

Net Loss Per Share
basic and diluted	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding
basic and diluted	43,792,483	32,231,559

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	March 31,	March 31,
	2013	2012
Cash flows from Operating Activities:
Net loss	$(434,828)	$(482,567)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	25,429	9,872
Stock issued for compensation	27,984	-
Amortization of debt discount	91,893	-
Bad debt expense	6,450	-
Change in operating assets and liabilities:
Accounts receivable, net	(53,066)	(156,654)
Prepaid expenses	3,600	24,512
Other assets	(45,069)	(657)
Accounts payable	76,062	31,282
Unearned revenue	-	(26,088)
Accrued liabilities	152,932	67,137
Net Cash used in operating activities	(148,613)	(533,163)

Cash flows from Investing Activities:
Capitalization of internally developed software	(331,331)	-
Purchases of property and equipment	(2,770)	(3,302)
Net Cash used in investing activities	(334,101)	(3,302)

Cash flows from Financing Activities:
Borrowings from long-term debt obligations	-	35,000
Payment for repurchase of common stock	(46,111)	-
Loan proceeds	1,220,000	-
Loan proceeds from factor, net	(387,601)	-
Repayments of debt obligations	(138,969)	(8,680)
Issuance of stock for cash net of offering cost	13,000	143,907
Stock subscriptions	5,000	250,148
Payments on lines of credit	(13,153)	-
Net Cash provided by financing activities	652,166	420,375

Net Increase (decrease) in cash	169,452	(116,090)
Cash at beginning of period	893,458	198,500
Cash at end of period	$1,062,910	$82,410

Supplemental schedule of cash paid during the year for:
Interest	$98,205	$5,888
Income Taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock to repay debt	$-	$563,907
Capital lease obligation for equipment	$28,701	$-
Shares issued as a loan fee	$679,353	$-
Financed equipment purchases	$54,105	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

Dream Reachers, LLC, owns the Company’s offices and is the borrower on a mortgage loan related to such offices. Dream Reachers, LLC does not engage in real estate rental business. Its offices are occupied by Health Revenue Assurance Associates, Inc. (“HRAA”) at no cost and HRAA pays the related mortgage’s principal and interest, taxes and maintenance. The Company’s subsidiary HRAA is the sole member effective May 2011. Dream Reachers has been treated as a Subsidiary for accounting purposes in the Company’s unaudited condensed consolidated financial statements for all periods presented. (see Note 2)

Going Concern

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing, Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, as of March 31, 2013, the Company has an accumulated deficit and for the three months ended March 31, 2013, incurred net losses, and has used net cash in operations. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

As of March 31, 2013 the Company has a cash balance of approximately $1,063,000. The Company received $1,220,000 from new loans in January and February 2013 from various investors.  The Company is currently addressing the going concern and liquidity issues. The Company expects an increase in cash flow as the result of a growing customer demand for medical billing, IT consulting, training, education and software products and services. In addition, the Company is evaluating financing opportunities through either equity or debt financing or a combination of both.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period. These unaudited condensed consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (our “10-K”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Health Revenue Assurance Associates, Inc. and Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements.  Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of accounts receivable, valuation of property and equipment, valuation and amortization period of software, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, revenue recognition, and the valuation allowance on deferred tax assets.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash balances are maintained at various banks that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable and Factoring

Accounts receivable are stated at the amounts management expects to collect.  An allowance for doubtful accounts is recorded using a specific identification method based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management has determined that no allowance is required at March 31, 2013. The Company accounts for its factoring arrangements as either a sale or a secured financing based on the criteria in ASC 860 "Transfers and Servicing".  Estimates of allowances for doubtful accounts are reflected as a recourse obligation, a liability, for factor arrangements treated as a sale with recourse or as a contra asset accounts receivable allowance account for arrangements accounted for as a secured financing.

Software

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 Costs of Software to Be Sold, Leased or Marketed.”  Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market and capitalization ceases after the general release of the software. Amortization of capitalized software development costs begins upon initial product shipment after general release. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months) using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the software and the related accumulated amortization are removed from the accounts upon retirement of the software with any resulting loss being recorded in operations.  No amortization expense was recorded in the accompanying unaudited consolidated financial statements as there has been no general release sales.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

For our education products sold on a self-study standalone basis or in multiple element contracts which include training and the product and training are separable elements  (see below) revenue is recognized for the product upon passing of title which occurs once the end user is granted access to our online curriculum courses.

The Company intends a general release of its first software product in the second quarter of 2013.  Software sales on a standalone basis will be recognized upon delivery of the software when evidence of the purchase arrangement exists and the price is determinable, and when collectability is reasonably assured.

Arrangements with customers may involve multiple elements including software products, education products, training, software product maintenance, coding services, coding audit services and other consulting services. Training on education products will occur after the education product sale. Education products are sold and may be used as a self-study product, although most of our customers elect to purchase our training services and therefore most of our contracts to date are multiple element contracts including one price for the education product and related training. We allocate the selling price to each element as discussed below. Training and maintenance on software products will generally occur after the software product sale. Other services may occur before or after the product sales and may not relate to the products.  Revenue recognition for multiple element arrangement is as follows:

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

Cost of Revenues

Cost of revenues includes labor costs for services and education development costs. There were no depreciation or amortization costs in 2013 or 2012 that were allocable to cost of sales. In future periods, amortization of capitalized software costs will be included in costs of revenues.

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

As the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive. There were no dilutive securities outstanding at March 31, 2013 and 2012 respectively.

Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and that may impact our unaudited condensed consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

3 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2013 and December 31, 2012 was as follows:

	March 31,	December 31,
	2013	2012
Accounts receivable	$1,293,431	$1,246,814
Allowance for doubtful accounts	-	-
Total	$1,293,431	$1,246,814

Bad debt expense on trade accounts receivable for three months ended March 31, 2013 and 2012 was approximately $6,500 and 0, respectively. (See Note 8)

4 – RESEARCH AND DEVELOPMENT AND SOFTWARE

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

The transition to ICD-10 is causing a paradigm shift in healthcare. In response, we have developed a new product called OMC Initiator (Outsourced Medical Coding) for processing healthcare claims within hospitals. This product captures data from the physician or the hospital’s financial systems and correlates the data in a manner that expedites the processing of a claim. To validate our new product, our team of Emergency Department Coders (ED Coders) is continuously evaluating the process of coding claims in order to enhance our product.

At March 31, 2013, the Company had accumulated a total of $590,264 in capitalized costs related to the development of the Visualizer™ suite and the OMC Initiater which is included as Software on the accompanying consolidated balance sheet.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

Amortization expense for software, for the three months ended March 31, 2013 and 2012 was $0, respectively as the Company has yet to have a general release of either product. Software consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Software	$590,264	$258,933
Accumulated amortization	-	-
Software, net	$590,264	$258,933

The following is a schedule of estimated future amortization expense of software at March 31, 2013 (assumes amortization begins July 1, 2013):

Estimated amortization expense of software is as follows:

July 1, 2013 through December 31, 2013	$98,377
2014	196,755
2015	196,755
2016	98,377

TOTAL	$590,264

5 – LINES OF CREDIT

Bank

The Company has a $150,000 revolving line of credit with a bank, effective in December 2008, for its general working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit has a maturity date of December 18, 2018. The interest rate per year is equal to the Bank’s Prime Rate plus 6.50 percent. The Bank’s prime rate of interest at March 31, 2013 was 3.25%. The balance due at March 31, 2013 was $143,750 with $25,000 reflected as a current portion. The first of seventy-two payments of $2,083 initiated January 18, 2013 and will continue through 2018.

Dell

The Company maintains a Dell Business Credit line of up to $50,000.  Interest rates vary under the line based on difference types of payment plans.  The balance due under the line as of March 31, 2013 was $48,608 of which $1,493 is included in accounts payable and $47,115 is included in line of credit, current portion in the accompanying unaudited condensed consolidated financial statements.

6 – LONG TERM DEBT AND NOTES PAYABLE

Long Term debt:

Long Term debt consisted of the following at March 31, 2013:

	March 31, 2013	December 31, 2012
Bank term loan	$30,439	$38,897
Mortgage loan	178,729	180,073
	209,168	218,970
Less current portion	(36,134)	(37,513)
Total long term portion	$173,034	$181,457

The Company has a term loan with a bank whose proceeds were used for general working capital needs (the “Term Loan”).  The Term Loan was established in March 2009 as a result of a conversion of a revolving line of credit.  The Term Loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of the Company.  Payments of principal and interest are approximately $2,700 per month. The Term Loan matures in five years and incurs interest at the rate of 6.75% per annum.  Balance due as of March 31, 2013 was approximately $30,500 and is included in the long term debt, current portion line item in the accompanying unaudited condensed consolidated balance sheet.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

The Company has a mortgage related to certain real estate which houses the Company’s main offices in Plantation, Florida.  The loan originated July, 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a principal stockholder of the Company. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve. The balance under this mortgage loan as of March 31, 2013 was approximately $179,000 and is allocated to the current and long term debt line items in the accompanying unaudited condensed consolidated balance sheet. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

Notes payable:

In December 2012, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $815,000. The loan agreements have an interest rate of 12% per annum.  Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 2,375,000 shares of common stock to the lenders as loan fees. The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled $343,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $299,059 as of March 31, 2013.

In January and February 2013, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $1,220,000. The loan agreements have an interest rate of 12% per annum.  Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 5,575,000 shares of common stock to the lenders as loan fees (See note 9). The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled approximately $679,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $627,095 as of March 31, 2013.

The Company began paying the above mentioned notes in early 2013 in accordance with the payment terms. The Company has accrued $8,743 in accrued interest as of March 31, 2013.

Notes payable consisted of the following at March 31, 2013:

March 31, 2013
Principal amount of notes payable	$1,905,834
Unamortized discount	(926,154)
Notes payable, net of discount	979,680
Less current portion	(431,649)
Total long term portion	$548,031

7 – FACTORING AGREEMENT

In June 2012, the Company entered into a one-year factoring agreement with a finance company.  The agreement automatically renews annually unless terminated by either party. Under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse only at the option of the finance company in the event of non-payment.  The Company's obligations under the factor agreement are secured by substantially all assets of the Company.  In accordance with ASC 860 "Transfers and Servicing" regarding transfers of receivables with recourse, this factoring arrangement is accounted for as a secured financing. For the three months ended March 31, 2013, the Company had factored approximately $1,227,000 of receivables and had received cash advances of approximately $1,043,000. Outstanding receivables purchased by the factor as of March 31, 2013 were approximately $505,000 and included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet, and the secured loan due to the lender was approximately $439,500. Factor fees in 2013 were approximately $38,000, and are included in interest expenses. (See Note 3)

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

8 – COMMITMENTS AND CONTINGENCIES

Commitments

Leases:

In September 2012, the Company started a non-cancelable operating lease for office equipment.  The lease term is 5 years. Lease payments during the five years are approximately $500 per month.

On September 1, 2011, the Company entered into a commercial lease agreement for additional office space.  The lease term is one year with five successive one year renewal options. Starting September 1, 2012, the lease has been renewed for one year with a fixed payment of approximately $5,008 per month. For each year thereafter of the initial year, the rent will be subject to an increment of 4%.

Settlement Agreement:

On May 8, 2012, the Company terminated the employment of our Chief Marketing Officer (“CMO”) and subsequently amended its complaint to enforce certain non-competition clauses contained in the employment agreement. The Company sought a declaration of its obligations to pay severance under the terms of its then-existing employment agreement with the CMO.

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

Pursuant to the Settlement Agreement, the former CMO agreed to abolish all claims and lawsuits against the Company and its CEO and COO and resigned any and all positions which he had or presently may have had with the Company. As part of the Settlement Agreement, the Company agreed to make eleven (11) payments totaling $232,500 pursuant to the terms of his prior employment agreement. Additionally, the CMO agreed to transfer his 3,299,802 shares to an officer of the Company in 2012. These payments commenced July 2012, and the outstanding balance as of March 31, 2013 was $69,167. In addition, the Company has agreed to abolish all claims and lawsuits against the former CMO.  The Settlement Agreement has a seven (7) day grace period for payments to the former CMO, after which time, he may seek court intervention to enforce the payments.  The Company's Chief Executive Officer and Chief Operating Officer, respectively, have personally guaranteed the payments of the Settlement Agreement. As a result of the Settlement Agreement, both parties are dismissing their respective filings and have agreed to not enter any more lawsuits concerning the scope of this matter. The remaining balance due is included in the accompanying balance sheets as settlement payable.

Employment Agreements:

From time to time, the Company enters into employment agreements with certain of its employees.  These agreements typically include bonuses, some of which are performance-based in nature. As of December 31, 2012, no performance bonuses have been earned. The Company owes its CEO $75,000 as stated in the February 2012 merger agreement, which is accrued in the accompanying unaudited condensed consolidated Financial Statements as Due to officer.

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

9 – STOCKHOLDERS' EQUITY

Common Stock

On January 15, 2013, the Company raised $13,000 through the issuance of 46,429 shares of common stock at a price per share of $0.28 per share.

On January 31, 2013, the Company issued 50,266 shares of common stock as compensation to an employee for services rendered through March 31, 2013. The shares were valued at $0.49 per share based on the quoted trading price per share or $24,630 which was expensed.

In February 2013, the Company issued 5,575,000 shares of common stock in connection with a financing transaction as more fully described in note 6.

In March 2013, the Company entered into a one-year agreement with a consultant for 230,000 shares and cash consideration.  The shares were valued at $0.35 based on the quoted trading price and the $80,500 is being expensed over the term of the contract of which $3,354 was recognized during the three months ended March 31, 2013.  The shares were issued in April 2013 to the consultant.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

10 – CONCENTRATIONS

Sales to thirteen hospitals represented approximately 50% of net sales for the three months ended March 31, 2013. Wherein, seven and six hospitals respectively are part of two larger health systems.  The company has direct relationships with both the individual hospitals and the health systems.  As such, the strength of the relationship is driven by the individual hospitals.

Sales to two customers were approximately 59% for the three months ended March 31, 2012.

Two and three vendors represented approximately 45% and 68% of the outstanding accounts payable balance as of March 31, 2013 and December 31, 2012, respectively.
One customer represented approximately 35% and 62% of the accounts receivable as of March 31, 2013 and December 31, 2012 respectively.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Health Revenue Assurance Holdings, Inc. for the three months ended March 31, 2013 and 2012, should be read in conjunction with the Selected Consolidated Financial Data, Health Revenue Assurance Holdings’ financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements in this Quarterly Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

On February 10, 2012, Health Revenue Assurance Holdings, Inc. (the “Company” or “HRAH”) entered into an Agreement and Plan of Merger and Reorganization with Health Revenue Acquisition Corp., a Maryland corporation and our wholly-owned subsidiary (“Acquisition Sub”), and Health Revenue Assurance Associates, Inc., a Maryland corporation (“HRAA”), pursuant to which Acquisition Sub was merged with and into HRAA, and HRAA, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”).

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

On April 9, 2012, as published in the Federal Register, citing concerns about the ability of provider groups to meet the looming compliance deadline to adopt ICD-10-CM/PCS, HHS announced a proposed rule which would delay the implementation date to October 1, 2014.  Interested parties had the ability to comment during a period ending 30 days after the date of the announcement. On August 27, 2012, HHS Secretary Kathleen Sebelius announced the release of a rule that makes final a one-year proposed delay—from October 1, 2013, to October 1, 2014 — in the compliance date for the industry's transition to ICD-10 codes.

The Company anticipates implementation of ICD-10-CM/PCS to be completed by the newly proposed effective date of October 1, 2014.

We believe that we are capable of providing consulting and related services with respect to the ICD-10 coding transition and the potential issues that we believe medical providers will experience due to the transition. In that regard, we believe the following are some of the issues that will be experienced due to the changeover:

●	The new system will require time, money and commitment by over 6,000 hospitals, 600,000 physicians and every health insurance provider in the United States.
●	Re-education and training of every Health Information Management (“HIM”) department is required of every hospital and medical facility in the United States.

●	All claims submitted by hospitals and physicians for reimbursement without utilizing ICD-10 will result in immediate rejection and non-payment.

HRAA’s vision regarding ICD-10 Transition:

●	Hospitals and medical facilities will incur massive backlogs in their billing and coding departments. Backlog in coding will lead to greater time between payments and crippling financial deficits.

●	There will likely be an increase in coding errors, resulting in incorrect payments that can lead to hefty fines.
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

HRAH Chairman, CEO and Founder Andrea Clark, RHIA, CCS, CPC-H, continues to build the Company to meet the changing needs of the healthcare community and her accomplishments continue to be acknowledged. A few recent awards include:

●	“Female Executive of the Year” Gold Award Winner - Stevie Awards for Women in Business – December, 2012
●	"Maverick of the Year” Bronze Award Winner - Stevie Awards for Women in Business – December, 2012

●	“Mentor of the Year" - 2012 AHIMA Triumph Awards – June, 2012
●	“10 HIM Heroes, Professionals Who Have Made a Difference" - For The Record Magazine – October, 2011

HRAA has also been recognized for tremendous growth and industry leadership. Recent acknowledgments include:

●	“Fastest Growing Company of the Year” Bronze Award Winner- Stevie Awards for Women in Business – December, 2012

●	“Top Ten Best Places To Work” - South Florida Business Journal – 2011

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

Products

Visualizer™

Healthcare is traversing a period of significant change with the dawning of Accountable Care Organizations (“ACOs”), the declaration of Meaningful Use, and probably the most important of these agents of change is the transition from ICD-9 to ICD-10. To understand the importance of these changes, healthcare’s decision makers need to recognize the impact these changes are having on their organizations. To do this they must visualize and analyze their available data to produce actionable results that improve the organization’s overall performance.

ICD-10 Education Curriculum

We provide our customers with an online internally developed education curriculum focused on ICD-10 CM Diagnosis and ICD-10-PCS Procedure course material.

Visualizer™

Visualizer™ is an analytic platform that provides healthcare decision makers with an integrated view of financial, operational, and clinical data across multiple sources of data. Each Visualizer™ building block is designed to meet a specific analytic need.

OMC Initiator

The Outsourced Medical Coding Initiator was created for processing healthcare claims within hospitals. This product captures data from the physician or the hospital’s financial systems and correlates the data in a manner that expedites the processing of a claim. To validate our new product, our team of Emergency Department Coders (ED Coders) is continuously evaluating the process of coding claims in order to enhance our product

Verifier™ (Inpatient and Outpatient)

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

Under the Center for Medicare and Medicaid Services’ (“CMS’”) value-based purchasing rules, hospitals will be assessed on quality performance, with clinical measures weighted at 70% and patient experience measures weighted at 30%. Verifier™ Suite is the most comprehensive solution for healthcare organizations performing internal auditing that provides insight into both clinical quality and service quality. This proven technology has been stress tested by HRAA providing internal auditing services to our clients for over 10 years. Although, conducting regular audits and taking a high level view of the reimbursement landscape is required, it’s not until you roll up your sleeves and start digging into the claim details, that you will uncover hidden revenue integrity issues.

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

Physician Services

Certified coders and auditors are fully trained and are required to maintain continuing education each year to uphold their certification. HRAA is proactive providing each coder and auditor with many opportunities for additional training to make certain we are always providing the highest quality standard you expect from HRAA. HRAA takes each encounter through a rigorous review in-line with the documentation guidelines used by CMS.

The education that follows an audit includes the basic fundamentals of appropriate documentation for the levels of service billed. Physician will be introduced to the specific issues noted within the documented service. Recommendations on how to improve upon the documentation will be discussed, including template usage, appropriate EHR revisions, form creation, and so forth.

Three months ended March 31, 2013 compared to March 31, 2012

Results of Operations

The following table presents a summary of operating information for the three months ended March 31, 2013 and 2012:

	For the three months ended		Increase/ (Decrease)	Increase/ (Decrease)
	March 31, 2013	March 31, 2012	$	%
Revenue	$2,156,597	$605,830	$1,550,767	256.0%
Costs of Revenues	985,321	431,120	554,201	128.5%
Gross profit	1,171,276	174,710	996,566	570.4%

Selling and administrative expenses	1,444,085	609,270	835,815	137.0%
Research and development expenses	289	32,213	(31,924)	(99.1)%
Depreciation and amortization	25,429	9,872	15,557	157.6%
Total operating expenses	1,469,803	651,355	818,448	125.7%
Operating income (loss)	(298,527)	(476,645)	178,118	(37.4)%
Other expense, net	(136,301)	(5,922)	130,379	2,201.6%
Net loss	$(434,828)	$(482,567)	$47,739	(9.9)%

Revenue:

Revenue increased by approximately $1,551,000 or approximately 256%, from approximately $606,000 for the three months ended March 31, 2012 to $2,157,000 for the three months ended March 31, 2013.  The increase was due primarily to increased revenue generated as a result of an increase in business development and marketing efforts put forth by HRAA.

Cost of Revenues:

Cost of revenues increased by approximately $554,000 or approximately 128%, from approximately $431,000 for the three months ended March 31, 2012 to approximately $985,000 for the three months ended March 31, 2013. The increase was due primarily to greater personnel and related training costs associated with the buildup of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods. Specifically, as of March 31, 2013, the Company employed 98 service providers, who have to go through a period of training, as compared to 22 service providers as of March 31, 2012.

Gross profit:

Gross profit increased by approximately $997,000, or approximately 570%, from approximately $175,000 for the three months ended March 31, 2012 to approximately $1,171,000 for the three months ended March 31, 2013.  The increase in gross profit was due to the increase in business experienced in the year.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $1,444,000 for the three months ended March 31, 2013, an increase of approximately $836,000 or 137%, from approximately $609,000 for the three months ended March 31, 2012.  The change in the 2013 period compared to the 2012 period was primarily due to:

●
Personnel costs have increased by approximately $574,000 or approximately 226%, from approximately $254,000 for the three months ended March 31, 2012 to approximately $828,000 for the three months ended March 31, 2013.  The increase is due primarily to increased compensation and related expenses associated with the buildup of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Professional fees have increased from approximately $35,000 for the three months ended March 31, 2012 to approximately $135,000 for the three months ended March 31, 2013, an increase of approximately $100,000, or 288%.  This increase is attributable to legal and accounting services provided in connection with expenses associated with financial reporting matters.

●	The remainder of the increase in Selling and administrative expenses is related to costs associated to the company’s business development such as marketing, trade shows and seminars.

Research and Development Expenses:

Research and development expenses were approximately $300 for the three months ended March 31, 2013, a decrease of approximately $32,000, or 99%, from approximately $32,200 for the three months ended March 31, 2012. The decrease is due to the capitalization of expenses related to the development of the Visualizer™ suite.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $25,000 for the three months ended March 31, 2013, an increase of approximately $16,000, or 158%, from approximately $9,900 for the three months ended March 31, 2012. The increase was primarily due to depreciation costs associated with the Company’s purchases for office furniture and computer necessary to support the increase in personnel.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $136,000 for the three months ended March 31, 2013, an increase of approximately $130,000, from approximately $6,000 for the three months ended March 31, 2012. The increase is due to the factoring fees experienced in the quarter along with interest on outstanding debt obligations and amortization of debt discounts.

Net Income (loss):

As a result of the above factors, a net loss of approximately $435,000 was recognized for the three months ended March 31, 2013 as compared to net loss of approximately $483,000 for the three months ended March 31, 2012, a decrease of approximately $48,000 or approximately 10%.  The decrease in net loss is outlined above.

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

	For the three months ended
	March 31, 2013	March 31, 2012
Net loss	$(434,828)	$(482,567)
Interest expense	136,018	5,922
Depreciation and amortization	25,429	9,872
Stock based compensation expense	27,984	-
Adjusted EBITDA (loss) from operations	$(245,397)	$(466,773)

Liquidity and Capital Resources

The Company’s principal sources of liquidity include proceeds from long term debt and private placement of its shares. Overall, for the three months ended March 31, 2013, the Company generated approximately $1,238,000 from its financing activities primarily associated with the debt and equity financing.  Such proceeds, coupled with its beginning cash balances, were utilized by the Company to fund its negative cash flow from operating activities in the amount of approximately $149,000 and investment in property and equipment of approximately $334,000.

As of March 31, 2013, the Company had cash balances of approximately $1,063,000 as compared to approximately $894,000 as of December 31, 2012, an increase of approximately $169,000.

Net cash used in operating activities was approximately $149,000 for the three months ended March 31, 2013.  This compared to net cash used by operating activities of approximately $533,000 for the three months ended March 31, 2012. The increase of $384,000 was primarily due to increased revenue generated as a result of an increase in business development and management efforts put forth by HRAA.

Net cash used in investing activities for the three months ended March 31, 2013 was approximately $334,000 compared to approximately $3,000 for the three months ended March 31, 2012.  The increase is primarily attributable to the development of software.

Net cash provided by financing activities amounted to approximately $652,000 for the three months ended March 31, 2013, compared to net cash provided in the three months ended March 31, 2012 of approximately $420,000, representing an increase in net cash flow from financing activities of approximately $232,000.  This was due to the receipt of net proceeds from the Company’s issuance of stock, net borrowings from new and existing debt obligations, offset by various debt repayments.

Financing:

The Company has the following financing arrangements:

1.
The revolving line of credit for $150,000 with Bank of America for working capital needs was modified on December 18, 2012. The loan no longer has an expiration date of December 18, 2012, but instead a final maturity date of December 18, 2018. The interest rate per year is equal to the Bank’s Prime Rate plus 6.5 percentage points. The Bank’s prime rate of interest at March 31, 2013 was 3.25%. First payment of $2,083 was paid January 18, 2013.

2.
A term loan with Bank of America whose proceeds were used for general working capital. The loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of HRAA. Payments of principal and interest are approximately $2,700 per month. The loan matures in five years from September 2009, and incurs interest at the rate of 6.75% per annum. The balance due as of April, 2013 was approximately $30,000.

3.
A mortgage made to HRAA’s subsidiary related to certain real estate which houses HRAA’s main offices in Plantation, Florida.  The loan originated in July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a stockholder of HRAA. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve.  The balance under this mortgage loan as of March 31, 2013 was approximately $179,000. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

4.
A factoring facility with a finance company whereby, under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse in the event of non-payment.   For the three months ended March 31, 2013, the Company had factored approximately $1,227,000 of receivables and had received cash advances of approximately $1,043,000. Outstanding receivables purchased by the factor as of March 31, 2013 were approximately $505,000 and included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet, and the secured loan due to the lender was approximately $439,000. Factor fees in 2013 were approximately $38,000, and are included in interest expenses.

5.	The Company leases certain office equipment under non-cancelable operating lease arrangements. Monthly payments under the lease agreements are approximately $500 as of March 31, 2013.

6.
During December 2012 and January 2013, the Company entered into a round of Loan Agreement and Promissory notes totaling $2,035,000. As of December 31, 2012, the Company had received $815,000.  The remainder of $1,220,000 was received in January and February 2013.

The Company’s merger yielded cash from the sale of common stock that was approximately $600,000 short of the expected amount to be raised in order in order to execute its growth plan for the near future.  Since the time of the Merger, the Company has transacted equity capital raises totaling approximately $1,060,000 of additional capital infusion.  The Company has continued its buildup of the personnel and business development efforts and has incurred operating losses.  As a result, the Company possesses working capital of approximately $332,000 at March 31, 2013 and continues to hold discussions with interested parties regarding additional investment in the Company’s common stock in amounts which approximate its current estimated working capital shortfall. Should efforts to raise additional capital prove to be unsuccessful; the Company will reduce its growth plans accordingly.

Going Concern

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing, management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, as of March 31, 2013, the Company has an accumulated deficit and for the three months ended March 31, 2013, incurred net losses, and has used net cash in operations. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

2013 Outlook

Now that the deadline for the ICD-10 Transition is finalized for October 2014, many healthcare executives are asking, “How should we get back on track in order to mitigate our financial and compliance risk?”  In response to this question, HRAA developed the ICDVisualizerTM. Utilizing knowledge from healthcare industry subject matter experts combined with exceptional insight into what providers really need, the ICDVisualizerTM assists healthcare leaders with their need to understand the exponential impact of the transition to ICD-10 and how it relates to reimbursement risks, clinical documentation quality, coding productivity and process changes.

By utilizing a business intelligence platform known for its ease of use and visualization capabilities, ICDVisualizerTM is designed as a multidimensional environment that enables chief financial officers, vice presidents of payer relations, revenue cycle directors, HIM directors, coders and clinicians to explore the impact ICD-10 will have across the enterprise and within both inpatient and outpatient services.  ICDVisualizerTM contains a set of baseline analytics that quantify the impact across hospitals, service lines, departments and physicians.  Because ICDVisualizerTM has customizable analytics, analysts and executives are able to explore their own data and visualize a unique representation of their financial and operational needs well beyond the ICD-9 to ICD-10 transition phase.

Another factor in the outlook for 2013 is the new Hospital Readmission Reduction Program, (HRRP), an Affordable Care Act provision, creates increasing financial penalties for hospitals with higher than expected adjusted readmissions within 30 days. The Centers for Medicare and Medicaid Services, (CMS) expect HRRP to help to control IPPS payment penalties to hospitals having higher than average readmissions within 30 days for 3 conditions: Acute Myocardial Infarction, (AMI), Heart Failure, (HF), and Pneumonia, (PN). The measures included in the policy represent high volume and high cost conditions and are endorsed by the National Quality Forum (NQF). The measures have some exclusions for readmissions that are unrelated to the prior discharge (such as planned admissions for scheduled procedures subsequent to AMI or transfers to another hospital).

In 2013, DRG payment rates will be reduced based on a hospital’s ratio of actual to expected readmissions. The reduction applies to the base DRG payment only and does not include IME, DSH or outlier payments. In FY 2013, the maximum payment reduction is 1 percent. In 2014, penalties double to 2% and cap at 3% in 2015. According to the CMS a total of 2,217 hospitals are expected to be penalized in the first year of the program. Of those hospitals, 307 will pay the maximum penalty at 1 percent of their regular Medicare reimbursements. The penalty cap will increase to two percent in 2014 and three percent in 2015 and new measures and metrics will be added.

ReadmissionsVisualizerTM is a significant aspect of our value proposition for this factor. This business intelligence product is built on a premier business discovery platform that provides the ability to view current inpatient and historical readmission information through an intuitive Web interface for the purpose of decreasing readmissions within the healthcare system and to classify current census risk for readmission so care management can allocate appropriate resources.  Users can view current census including Reason for Admission, History of HF, AMI, PN, LACE Readmission Score, Emergency Room History, and more.

ReadmissionsVisualizerTM also trends and analyzes performance for predictive models to plan enterprise resource budgeting, partner planning, resource allocation and workflow interventions for care management at transitions to improve care quality and continuity.

The company is poised to leverage these factors and more facing the healthcare industry through the sales of its products and solutions that allow healthcare organizations to view patient lifecycles horizontally as opposed to vertically thus reducing the cost of delivery and improving the delivery experience for Doctors, Nurses and Patients.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

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

For our education products sold on a self-study standalone basis or in multiple element contracts which include training and the product and training are separable elements  (see below) revenue is recognized for the product upon passing of title which occurs once the end user is granted access to our online curriculum courses.

The Company intends a general release of its first software product in the second quarter of 2013.  Software sales on a standalone basis will be recognized upon delivery of the software when evidence of the purchase arrangement exists and the price is determinable, and when collectability is reasonably assured.

Arrangements with customers may involve multiple elements including software products, education products, training, software product maintenance, coding services, coding audit services and other consulting services. Training on education products will occur after the education product sale. Education products are sold and may be used as a self-study product, although most of our customers elect to purchase our training services and therefore most of our contracts to date are multiple element contracts including one price for the education product and related training. We allocate the selling price to each element as discussed below. Training and maintenance on software products will generally occur after the software product sale. Other services may occur before or after the product sales and may not relate to the products.  Revenue recognition for multiple element arrangement is as follows:

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective. We lack internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC reporting, generally accepted accounting principals (GAAP) and tax accounting procedures, as well as our lack of sufficient financial resources to implement the policies and controls required pursuant to the Exchange act.  At this time, we also have insufficient segregation of duties among aour accounting personnel. We began to take steps to address these matter, as we have hired Evan McKeown as Chief Financial Officer on April 22, 2013.  We believe that our Chief Financial Officer will make significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness and maintaining sufficient personnel to implement these tasks before we can report that this weakness has been fully remediated.

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

On January 15, 2013, the Company issued 46,429 shares of our common stock in connection with certain stock purchase agreements among the Company and three purchasers. The Company issued the shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

On January 31, 2013, the Company issued 50,266 shares of our common stock in connection with serviced provided to the Company. The Company issued the shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

On February 15, 2013, the Company issued an aggregate of 5,575,000 shares of our common stock in connection with certain loan and promissory note agreements to certain lenders. The Company issued the shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

On March 12, 2013, the Company executed a letter of agreement with a consultant, pursuant to which the Company issued 230,000 shares of common stock to the consultant. The Company issued the shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: May 15, 2013	By:	/s/ Andrea Clark
Andrea Clark
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ Evan McKeown
Evan McKeown
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)