Form 10-Q
period 2013-06-30
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2013-08-09
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 46,511,409 shares of the Registrant’s Common Stock outstanding at August 7, 2013.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30, 2013

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Cash	$171,183	$893,458
Accounts receivable	1,510,690	1,246,814
Prepaid expenses	91,270	3,600
Other current assets	12,831	688
Total Current Assets	1,785,974	2,144,560

Property and Equipment, net	411,120	365,017

Software	940,305	258,933
Other assets	8,865	8,871
Finance costs, net	2,313	2,477
Total Other Assets	951,483	270,281

Total Assets	$3,148,577	$2,779,858

Liabilities and Stockholders' Equity

Accounts payable	$338,296	$207,741
Due to officer	75,000	75,000
Accrued expenses	136,152	64,077
Accrued payroll	641,621	412,186
Loan payable to factor	552,439	827,075
Accrued interest	-	4,524
Lines of credit, current portion	74,791	25,000
Capital Leases, current portion	21,972	16,923
Notes payable, current portion, net of discount	574,718	202,557
Long term debt, current portion	32,610	37,513
Settlement Payable	23,056	115,278
Total Current Liabilities	2,470,655	1,987,874
Capital Leases (net of current portion)	30,565	23,974
Line of credit (net of current portion)	111,637	125,000
Notes payable (net of current portion), net of discount	287,355	273,751
Long term debt (net of current portion)	168,029	181,457
Total Liabilities	3,068,241	2,592,056

Commitments and Contingencies (see Note 8)

Stockholders' Equity:
Common stock ($0.001 par value, 75,000,000 shares authorized,
46,511,409 shares and 39,054,867 issued and outstanding at
June 30, 2013 and December 31, 2012, respectively)	46,511	39,055
Additional paid-in capital	4,150,511	2,738,545
Subscription receivable	-	(5,000)
Accumulated deficit	(4,116,686)	(2,584,798)
Total Stockholders' Equity	80,336	187,802

Total Liabilities and Stockholders' Equity	$3,148,577	$2,779,858

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(for the three months ended)		(for the six months ended)
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues	$2,067,464	$1,028,266	$4,224,061	$1,634,096

Cost of Revenues	975,632	453,233	1,960,952	884,352
Gross Profit	1,091,832	575,033	2,263,109	749,744

Operating Expenses
Selling and administrative expenses (includes stock compensation of $70,048 and $0 in 2013 and 2012, respectively)	1,941,675	1,047,334	3,385,759	1,656,605
Research and development	-	20,920	289	53,133
Depreciation and amortization	19,169	12,879	44,598	22,750
Total Operating Expenses	1,960,844	1,081,133	3,430,646	1,732,488

Operating Loss	(869,012)	(506,100)	(1,167,537)	(982,744)

Other Income (Expense)
Other income, net	635	-	351	-
Interest expense	(228,684)	(4,922)	(364,702)	(10,842)
Total Other Income (Expense), net	(228,049)	(4,922)	(364,351)	(10,842)

Loss before provision for income taxes	(1,097,061)	(511,022)	(1,531,888)	(993,586)

Provision for income taxes	-	-	-	-

Net Loss	$(1,097,061)	$(511,022)	$(1,531,888)	$(993,586)

Net Loss Per Share
basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)
Weighted Average Number of Shares Outstanding
basic and diluted	45,422,517	35,229,195	44,763,302	35,229,195

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(for the six months ended)

	June 30,	June 30,
	2013	2012
Cash flows from Operating Activities:
Net loss	$(1,531,888)	$(993,586)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	44,598	22,750
Stock issued for compensation	70,048	-
Amortization of debt discount	209,915	2,198
Bad debt expense	6,450	-
Change in operating assets and liabilities:
Accounts receivable, net	(270,326)	(304,609)
Prepaid expenses	26,924	21,680
Other assets	(12,140)	(1,124)
Accounts payable	130,555	309,826
Unearned revenue	-	52,069
Accrued liabilities	239,414	-
Net Cash used in operating activities	(1,086,450)	(890,796)

Cash flows from Investing Activities:
Capitalization of internally developed software	(681,372)	-
Purchases of property and equipment	(7,732)	(21,175)
Net Cash used in investing activities	(689,104)	(21,175)

Cash flows from Financing Activities:
Borrowings (Repayments) on line of credit, net	(34,738)	51,500
Settlement payments	(92,222)	-
Loan proceeds	1,220,000	-
Loan proceeds from factor, net	(274,636)	-
Repayments of debt obligations	(383,125)	(17,629)
Issuance of stock for cash net of offering cost	618,000	818,337
Net Cash provided by financing activities	1,053,279	852,208

Net decrease in cash	(722,275)	(59,763)
Cash at beginning of period	893,458	198,500
Cash at ending of period	$171,183	$138,737

Supplemental schedule of cash paid during the period for:
Interest	$295,950	$14,898
Income Taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock to repay debt	$-	$563,907
Capital lease obligation incurred for use of equipment	$28,701	$38,704
Beneficial conversion feature on convertible debt charged to additional paid in capital	$-	$300,000
Shares issued as a loan fee	$679,353	$-
Financed Equipment purchases	$54,105	$-
Insurance premium finance contract recorded as prepaid asset	$57,573	$-
Prepaid common stock issued for services	$57,021	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

However, as of June 30, 2013, the Company has an accumulated deficit and for the three and six months ended June 30, 2013, incurred net losses, and has used net cash in operations. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

As of June 30, 2013 the Company has a cash balance of approximately $171,000. The Company is currently addressing the going concern and liquidity issues. The Company expects an increase in cash flow as the result of a growing customer demand for medical billing, IT consulting, training, education and software products and services. In addition, the Company is evaluating financing opportunities through either equity or debt financing or a combination of both.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period. These unaudited condensed consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (our “10-K”).

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
JUNE 30, 2013 (UNAUDITED)

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash balances are maintained at various banks that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable and Factoring

Accounts receivable are stated at the amounts management expects to collect.  An allowance for doubtful accounts is recorded using a specific identification method based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management has determined that no allowance is required at June 30, 2013. The Company accounts for its factoring arrangements as either a sale or a secured financing based on the criteria in ASC 860 "Transfers and Servicing".  Estimates of allowances for doubtful accounts are reflected as a recourse obligation, a liability, for factor arrangements treated as a sale with recourse or as a contra asset accounts receivable allowance account for arrangements accounted for as a secured financing.

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

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the software and the related accumulated amortization are removed from the accounts upon retirement of the software with any resulting loss being recorded in operations.  No amortization expense was recorded in the accompanying unaudited consolidated financial statements as of June 30, 2013 since our first software product was released on July 15th.

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

●	Level 3—Unobservable inputs that are supported by little or no market activity that is significant to the fair value of assets or liabilities.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

On July 15th the Company issued a general release for one of its products Visualizer ™. Additional product releases are anticipated to be for general availability during the 4th quarter of 2013.  Software sales on a standalone basis will be recognized upon delivery of the software when evidence of the purchase arrangement exists and the price is determinable, and when collectability is reasonably assured.

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
JUNE 30, 2013 (UNAUDITED)

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

As the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive. There were no dilutive securities outstanding at June 30, 2013 and 2012 respectively.

Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and that may impact our unaudited condensed consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

3 - ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2013 and December 31, 2012 was as follows:

	June 30,	December 31,
	2013	2012
Accounts receivable	$1,510,690	$1,246,814
Allowance for doubtful accounts	-	-
Total	$1,510,690	$1,246,814

We had $6,450 and $0 in bad debt expense on trade accounts receivable for six months ended June 30, 2013 and 2012, respectively. (See Note 8)

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

At June 30, 2013, the Company had accumulated a total of $940,305 in capitalized costs related to the development of the Visualizer™ suite and the OMC Initiater which is included as Software on the accompanying consolidated balance sheet.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

Amortization expense for software, for the three months ended June 30, 2013 and 2012 was $0, respectively as the Company has yet to have a general release of either product. Software consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Software	$940,305	$258,933
Accumulated amortization	-	-
Software, net	$940,305	$258,933

The following is a schedule of estimated future amortization expense of software at June 30, 2013 (assumes amortization begins July 15, 2013 and a three-year amortization period):

Estimated amortization expense of software is as follows:

July 1, 2013 through December 31, 2013	$156,717
2014	313,435
2015	313,435
2016	156,718

TOTAL	$940,305

5 – LINES OF CREDIT

Bank

The Company has a $150,000 revolving line of credit with a bank, effective in December 2008, for its general working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit has a maturity date of December 18, 2018. The interest rate per year is equal to the Bank’s Prime Rate plus 6.50 percent. The Bank’s prime rate of interest at June 30, 2013 was 3.25%. The balance due at June 30, 2013 was $137,500 with $25,863 reflected as a current portion. The first of seventy-two payments of $3,255 initiated January 18, 2013 and will continue through 2018.

Dell

The Company maintains a Dell Business Credit line of up to $50,000.  Interest rates vary under the line based on difference types of payment plans.  The balance due under the line as of June 30, 2013 was $48,928, which is included in line of credit, current portion in the accompanying unaudited condensed consolidated financial statements.

6 – LONG TERM DEBT AND NOTES PAYABLE

Long Term debt:

Long Term debt consisted of the following at June 30, 2013:

	June 30, 2013	December 31, 2012
Bank term loan	$23,229	$38,897
Mortgage loan	177,410	180,073
	200,639	218,970
Less current portion	(32,610)	(37,513)
Total long term portion	$168,029	$181,457

The Company has a term loan with a bank whose proceeds were used for general working capital needs (the “Term Loan”).  The Term Loan was established in March 2009 as a result of a conversion of a revolving line of credit.  The Term Loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of the Company.  Payments of principal and interest are approximately $2,700 per month. The Term Loan matures in five years and incurs interest at the rate of 6.75% per annum.  Balance due as of June 30, 2013 was approximately $25,500 and is included in the long term debt, current portion line item in the accompanying unaudited condensed consolidated balance sheet.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

The Company has a mortgage related to certain real estate which houses the Company’s main offices in Plantation, Florida.  The loan originated July, 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a principal stockholder of the Company. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve. The balance under this mortgage loan as of June 30, 2013 was approximately $177,500 and is allocated to the current and long term debt line items in the accompanying unaudited condensed consolidated balance sheet. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

Notes payable:

In December 2012, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $815,000. The loan agreements have an interest rate of 12% per annum.  Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 2,375,000 shares of common stock to the lenders as loan fees. The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled $343,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $259,423 as of June 30, 2013.

In January and February 2013, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $1,220,000. The loan agreements have an interest rate of 12% per annum.  Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 5,575,000 shares of common stock to the lenders as loan fees (See note 9). The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled approximately $679,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $548,708 as of June 30, 2013.

The Company began paying principal and interest on the above mentioned notes in early 2013 in accordance with the payment terms.

Notes payable consisted of the following at June 30, 2013:

June 30, 2013
Principal amount of notes payable	$1,670,204
Unamortized discount	(808,131)
Notes payable, net of discount	862,073
Less current portion	(574,718)
Total Long term portion	$287,355

7 – FACTORING AGREEMENT

In June 2012, the Company entered into a one-year factoring agreement with a finance company.  The agreement automatically renews annually unless terminated by either party. Under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse only at the option of the finance company in the event of non-payment.  The Company's obligations under the factor agreement are secured by substantially all assets of the Company.  In accordance with ASC 860 "Transfers and Servicing" regarding transfers of receivables with recourse, this factoring arrangement is accounted for as a secured financing. For the three months ended June 30, 2013, the Company had factored approximately $1,274,000 of receivables and had received cash advances of approximately $1,083,000. Outstanding receivables purchased by the factor as of June 30, 2013 were approximately $635,000 and are included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet, and the secured loan due to the lender was approximately $552,500. Factor fees for the three months ending June 30, 2013 were approximately $31,000, and are included in interest expenses. (See Note 3)

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

8 – COMMITMENTS AND CONTINGENCIES

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

Capital Leases:

The Company leases its property and equipment from Dell Financial Services L.L.C. under a capital lease. The economic substance of the lease is that the Company is financing the acquisition of the assets through the lease and accordingly, it is recorded in the Company’s assets and liabilities.

The following is an analysis of the leased assets included in Property and Equipment:

June 30, 2013
Equipment	70,670
Less accumulated depreciation	(20,405)
Total	$50,265

The lease agreement contains a bargain purchase option at the end of the lease term.

The following is a schedule by years of future minimum payments required under the lease together with their present value as of June 30, 2013:

Year Ending December 31:
2013	$14,353
2014	28,706
2015	18,467
2016	983

Total minimum lease payments	62,509
Less amount representing interest	(9,972)
Present value of minimum lease payments	$52,537

Amortization of assets held under capital leases is included with depreciation expense and is approximately $20,500 as of June 30, 2013.

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

Pursuant to the Settlement Agreement, the former CMO agreed to abolish all claims and lawsuits against the Company and its CEO and COO and resigned any and all positions which he had or presently may have had with the Company. As part of the Settlement Agreement, the Company agreed to make eleven (11) payments totaling $232,500 pursuant to the terms of his prior employment agreement. Additionally, the CMO agreed to transfer his 3,299,802 shares to an officer of the Company in 2012. These payments commenced July 2012, and the outstanding balance as of June 30, 2013 was $23,056. In addition, the Company has agreed to abolish all claims and lawsuits against the former CMO.  The Settlement Agreement has a seven (7) day grace period for payments to the former CMO, after which time, he may seek court intervention to enforce the payments.  The Company's Chief Executive Officer and Chief Operating Officer, respectively, have personally guaranteed the payments of the Settlement Agreement. As a result of the Settlement Agreement, both parties are dismissing their respective filings and have agreed to not enter any more lawsuits concerning the scope of this matter. The remaining balance due is included in the accompanying balance sheets as settlement payable.

Employment Agreements:

From time to time, the Company enters into employment agreements with certain of its employees.  These agreements typically include bonuses, some of which are performance-based in nature. As of June 30, 2013, no performance bonuses have been earned. The Company owes its CEO $75,000 as stated in the February 2012 merger agreement, which is accrued in the accompanying unaudited condensed consolidated Financial Statements as Due to officer.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

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

On February 2013, the Company issued 5,575,000 shares of common stock in connection with a financing transaction as more fully described in note 6.

On March 2013, the Company entered into a one-year agreement with a consultant for 230,000 vested shares and cash consideration.  The shares were valued on the agreement date which was the measurement date at $0.35, based on the quoted trading price and the $80,500 is being expensed over the term of the contract.  The shares were issued on April 4, 2013 to the consultant. During the three months ending June 30, 2013, the company expensed and additional $20,125 and recorded $57,021 as prepaid expense in connection with this transaction.

On April 1, 2013, the company issued 54,847 shares of common stock as compensation to two employees for services rendered through June 30, 2013. The shares were valued at $0.40 per share based on recent cash sales by the Company or $21,939 which was expensed.

On May 19, 2013, the Company raised $250,000 through the issuance of 625,000 shares of common stock at a price per share of $0.40 per share.

On May 29, 2013 and June 21, 2013, the Company raised $50,000 and $300,000 through the issuance of 125,000 and 750,000 shares of common stock at a price of $0.40 per share.

10 – CONCENTRATIONS

Sales to thirteen hospitals represented approximately 49% of net sales for the three months ended June 30, 2013. Wherein, seven and six hospitals respectively are part of two larger health systems.  The company has direct relationships with both the individual hospitals and the health systems.  As such, the strength of the relationship is driven by the individual hospitals.

Sales to four customers were approximately 66% of revenue for the three months ended June 30, 2013.

Two and three vendors represented approximately 59% and 68% of the outstanding accounts payable balance as of June 30, 2013 and December 31, 2012, respectively.
Two customers represented approximately 41% and 62% of the accounts receivable as of June 30, 2013 and December 31, 2012 respectively.

11 – SUBSEQUENT EVENTS

During July and August pursuant to private placements, the Company issued 1,000,000 shares of common stock for cash with a per share price of $0.40 per share or $ 400,000

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Health Revenue Assurance Holdings, Inc. for the three and six months ended June 30, 2013 and 2012, should be read in conjunction with the Selected Consolidated Financial Data, Health Revenue Assurance Holdings’ financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements in this Quarterly Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Products and Services

We provide our customers with customized, hands-on, strategy-focused and in-depth analysis of a hospital’s Revenue Cycle and their compliance, as well as APC and DRG coding and documentation audits. We also offer customized education and certification programs, charge master data integrity, reviews, and solutions yielding measurable results, increased productivity, reduced DNFB, improved APC accuracy and optimized Revenue Integrity. We are committed to providing the most intuitive Revenue Integrity solutions in the industry through various means including APC AuditPro™, our proprietary internal auditing technology for outpatient claims.

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

Visualizer™

Visualizer™ is an analytic platform that provides healthcare decision makers with an integrated view of financial, operational, and clinical data across multiple sources of data. Each Visualizer ™ building block is designed to meet a specific analytic need.

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

Billing & Coding Audits

HRAA’s team motivates excellence and reimbursement proficiency through customized, hands-on, strategy-focused and in-depth approach to the issues facing hospitals today and preparing them for tomorrow. While increasing profits for healthcare professionals remains a moving target, it is paramount to focus attention on compliant reimbursement dollars.

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

Three months ended June 30, 2013 compared to June 30, 2012

Results of Operations

The following table presents a summary of operating information for the three months ended June 30, 2013 and 2012:

	For the three months ended		Increase/	Increase/
	June 30, 2013	June 30, 2012	(Decrease) $	(Decrease) %
Revenue	$2,067,464	$1,028,266	$1,039,198	101.06%
Costs of Revenues	975,632	453,233	522,399	115.26%
Gross profit	1,091,832	575,033	516,799	89.87%

Selling and administrative expenses	1,941,675	1,047,334	894,341	85.39%
Research and development expenses	0	20,920	(20,920)	(100.00)%
Depreciation and amortization	19,169	12,879	6,290	48.84%
Total operating expenses	1,960,844	1,081,133	879,712	81.37%
Operating income (loss)	(869,012)	(506,100)	(362,912)	71.71%
Other expense, net	(228,049)	(4,922)	(223,127)	4,533.25%
Net loss	$(1,097,061)	$(511,022)	$586,039	114.68%

Revenue:

Revenue increased by $1,039,198 or approximately 101%, from $1,028,266 for the three months ended June 30, 2012 to $2,067,464 for the three months ended June 30, 2013.  The increase was due primarily to increased revenue generated as a result of an increase in business development and marketing efforts put forth by HRAA.

Cost of Revenues:

Cost of revenues increased by $522,399 or approximately 115%, from $453,233 for the three months ended June 30, 2012 to $975,632 for the three months ended June 30, 2013. The increase was due primarily to greater personnel and related training costs associated with the buildup of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods. Specifically, as of June 30, 2013, the Company employed 114 service providers, who have to go through a period of training, as compared to 71 service providers as of June 30, 2012.

Gross profit:

Gross profit increased by $516,799, or approximately 90%, from $575,033 for the three months ended June 30, 2012 to $1,091,832 for the three months ended June 30, 2013.  The increase in gross profit was due to the increase in business experienced in the year.

Selling and Administrative Expenses:

Selling and administrative expenses were $1,941,675 for the three months ended June 30, 2013, an increase of $894,341 or 85%, from $1,047,334 for the three months ended June 30, 2012.  The change in the 2013 period compared to the 2012 period was primarily due to:

●
Personnel costs have increased by approximately $641,000 or approximately 104%, from approximately $614,000 for the three months ended June 30, 2012 to approximately $1,255,000 for the three months ended June 30, 2013.  The increase is due primarily to increased compensation and related expenses associated with the buildup of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Professional fees have increased from approximately $68,000 for the three months ended June 30, 2012 to approximately $186,000 for the three months ended June 30, 2013, an increase of approximately $118,000, or 173%.  This increase is attributable to legal, audit, consulting, and accounting services provided in connection with expenses associated with financial reporting matters.

●	The remainder of the increase in Selling and administrative expenses is related to costs associated to the company’s business development such as marketing, trade shows and seminars.

Research and Development Expenses:

We had no research and development expenses for the three months ended June 30, 2013, a decrease of approximately $21,000, or 100%, for the three months ended June 30, 2012. The decrease is due to the capitalization of expenses related to the development of the Visualizer™ suite.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $19,000 for the three months ended June 30, 2013, an increase of approximately $6,000, or 49%, from approximately $13,000 for the three months ended June 30, 2012. The increase was primarily due to depreciation costs associated with the Company’s purchases for computer equipment necessary to support the increase in personnel.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $228,000 for the three months ended June 30, 2013, an increase of approximately $223,000, from approximately $5,000 for the three months ended June 30, 2012. The increase is due to the factoring fees experienced in the quarter along with interest on outstanding debt obligations and amortization of debt discounts.

Net Income (loss):

As a result of the above factors, a net loss of approximately $1,097,000 was recognized for the three months ended June 30, 2013 as compared to net loss of approximately $511,000 for the three months ended June 30, 2012, an increase of approximately $586,000 or approximately 115%.  The increase in net loss is outlined above.

Six months ended June 30, 2013 compared to June 30, 2012

Results of Operations

The following table presents a summary of operating information for the six months ended June 30, 2013 and 2012:

	For the six months ended		Increase/	Increase/
	June 30, 2013	June 30, 2012	(Decrease) $	(Decrease) %
Revenue	$4,224,061	$1,634,096	$2,589,965	158.5%
Costs of Revenues	1,960,952	884,352	1,076,600	121.7%
Gross profit	2,263,109	749,744	1,513,365	201.9%

Selling and administrative expenses	3,385,758	1,656,605	1,729,153	104.4%
Research and development expenses	289	53,133	(52,844)	(99.5)%
Depreciation and amortization	44,598	22,750	21,848	96.0%
Total operating expenses	3,430,646	1,731,488	1,698,157	98.0%
Operating income (loss)	(1,167,537)	(982,744)	(184,793)	18.8%
Other expense, net	(364,351)	(10,842)	(353,509)	3,260.6%
Net loss	$(1,531,888)	$(993,586)	$538,302	54.52%

Revenue:

Revenue increased by $2,589,965 or approximately 159%, from $1,634,096 for the six months ended June 30, 2012 to $4,224,061 for the six months ended June 30, 2013.  The increase was due primarily to increased revenue generated as a result of an increase in business development and marketing efforts put forth by HRAA.

Cost of Revenues:

Cost of revenues increased by $1,076,600 or approximately 122%, from $884,352 for the six months ended June 30, 2012 to $1,960,952 for the six months ended June 30, 2013. The increase was due primarily to additional  personnel and related training costs associated with the buildup of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods. The Company employed 114 service providers as of June 30, 2013 as compared to 71 service providers as of June 30, 2012.

Gross profit:

Gross profit increased by $1,513,365, or approximately 202%, from $749,744 for the six months ended June 30, 2012 to $2,263,109 for the six months ended June 30, 2013.  The increase in gross profit was due to the increase in business experienced during the year.

Selling and Administrative Expenses:

Selling and administrative expenses were $3,385,758 for the six months ended June 30, 2013, an increase of $1,729,153 or 104.4%, from $1,656,605 for the six months ended June 30, 2012.  The change in the 2013 period compared to the 2012 period was primarily due to:

●
Personnel costs have increased by approximately $1,215,000 or approximately 140%, from approximately $867,000 for the six months ended June 30, 2012 to approximately $2,082,000 for the six months ended June 30, 2013.  The increase is due primarily to increased compensation and related expenses associated with the buildup of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Professional fees have increased from approximately $103,000 for the six months ended June 30, 2012 to approximately $321,000 for the six months ended June 30, 2013, an increase of approximately $218,000, or 212%.  This increase is attributable to legal, audit, consulting, and accounting services provided in connection with expenses associated with financial reporting matters.

●	The remainder of the increase in Selling and administrative expenses is related to costs associated to the company’s business development such as marketing, trade shows and seminars.

Research and Development Expenses:

Research and development expenses were $289 for the six months ended June 30, 2013, a decrease of approximately $53,000, or 100%, for the six months ended June 30, 2012. The decrease is due to the capitalization of expenses related to the development of the Visualizer™ suite.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $44,600 for the six months ended June 30, 2013, an increase of approximately $21,900, or 96%, from approximately $22,700 for the six months ended June 30, 2012. The increase was primarily due to depreciation costs associated with the Company’s purchases for computer equipment necessary to support the increase in personnel.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $364,000 for the six months ended June 30, 2013, an increase of approximately $353,000, from approximately $11,000 for the six months ended June 30, 2012. The increase is due to the factoring fees experienced during the year along with interest on outstanding debt obligations and amortization of debt discounts.

Net Income (loss):

As a result of the above factors, a net loss of approximately $1,532,000 was recognized for the six months ended June 30, 2013 as compared to net loss of approximately $994,000 for the six months ended June 30, 2012, an increase of approximately $538,000 or approximately 55%.  The increase in net loss is outlined above.

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

	For the three months ended
	June 30, 2013	June 30, 2012
Net loss	$(1,097,061)	$(511,022)
Interest expense	228,684	4,922
Depreciation and amortization	19,169	12,879
Stock based compensation expense	70,048	-
Adjusted EBITDA (loss) from operations	$(779,160)	$(493,221)

Liquidity and Capital Resources

The Company’s principal sources of liquidity include proceeds from long term debt and private placement of its shares. Overall, for the six months ended June 30, 2013, the Company generated approximately $1,838,000 from its financing activities primarily associated with the debt and equity financing.  Such proceeds, coupled with its beginning cash balances, were utilized by the Company to fund its negative cash flow from operating activities in the amount of approximately $1,086,000 and investment in property and equipment of approximately $689,000.

As of June 30, 2013, the Company had cash balances of approximately $171,000 as compared to approximately $139,000 as of June 30, 2012, an increase of approximately $32,000.

Net cash used in operating activities was approximately $1,086,000 for the six months ended June 30, 2013.  This compared to net cash used by operating activities of approximately $891,000 for the six months ended June 30, 2012. The increase of $195,000 was used to fund a net loss of $1,531,885 reduced by non-cash depreciation of $44,598, stock compensation expense of $70,048, amortization of debt discount of $209,915, bad debt of $6,450, and changes in operating assets and liabilities totaling $114,424.

Net cash used in investing activities for the six months ended June 30, 2013 was approximately $689,000 compared to approximately $21,000 for the six months ended June 30, 2012.  The increase is primarily attributable to the development of software.

Net cash provided by financing activities amounted to approximately $1,053,000 for the six months ended June 30, 2013, compared to net cash provided in the six months ended June 30, 2012 of approximately $852,000, representing an increase in net cash flow from financing activities of approximately $201,000.  This was due to the receipt of net proceeds from the Company’s issuance of stock, net borrowings from new and existing debt obligations, offset by various debt repayments.

Financing:

The Company has the following financing arrangements:

1.
The revolving line of credit for $150,000 with Bank of America for working capital needs was modified on December 18, 2012. The loan no longer has an expiration date of December 18, 2012, but instead a final maturity date of December 18, 2018. The interest rate per year is equal to the Bank’s Prime Rate plus 6.5 percentage points. The Bank’s prime rate of interest at June 30, 2013 was 3.25%. First payment of $2,083 was paid January 18, 2013.

2.
A term loan with Bank of America whose proceeds were used for general working capital. The loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of HRAA. Payments of principal and interest are approximately $2,700 per month. The loan matures in five years from September 2009, and incurs interest at the rate of 6.75% per annum. The balance due as of June 30, 2013 was approximately $23,300.

3.
A mortgage made to HRAA’s subsidiary related to certain real estate which houses HRAA’s main offices in Plantation, Florida.  The loan originated in July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a stockholder of HRAA. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve.  The balance under this mortgage loan as of June 30, 2013 was approximately $177,000. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

4.
A factoring facility with a finance company whereby, under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse in the event of non-payment.   For the three months ended June 30, 2013, the Company had factored approximately $1,274,000 of receivables and had received cash advances of approximately $1,083,000. Outstanding receivables purchased by the factor as of June 30, 2013 were approximately $635,000 and included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet, and the secured loan due to the lender was approximately $553,000. Factor fees in 2013 were approximately $69,000, and are included in interest expenses.

5.	The Company leases certain office equipment under non-cancelable operating lease arrangements. Monthly payments under the lease agreements are approximately $500 as of June 30, 2013.

6.
During December 2012 and January 2013, the Company entered into a round of Loan Agreement and Promissory notes totaling $2,035,000. As of December 31, 2012, the Company had received $815,000.  The remainder of $1,220,000 was received in January and February 2013.

The Company’s merger yielded cash from the sale of common stock that was approximately $600,000 short of the expected amount to be raised in order in order to execute its growth plan for the near future.  Since the time of the Merger, the Company has transacted equity capital raises totaling approximately $1,060,000 of additional capital infusion.  The Company has continued its buildup of the personnel and business development efforts and has incurred operating losses.  As a result, the Company possesses a deficit in working capital of $684,681 at June 30, 2013 and continues to hold discussions with interested parties regarding additional investment in the Company’s common stock in amounts which approximate its current estimated working capital shortfall. Should efforts to raise additional capital prove to be unsuccessful; the Company will reduce its growth plans accordingly.

Going Concern

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing, management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, as of June 30, 2013, the Company has an accumulated deficit and for the three and six months ended June 30, 2013, incurred net losses, and has used net cash in operations. The Company has not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

2013 Outlook

Now that the deadline for the ICD-10 Transition is finalized for October 2014, many healthcare executives are asking, “How should we get back on track in order to mitigate our financial and compliance risk?”  In response to this question, HRAA developed the ICD Visualizer ™ . Utilizing knowledge from healthcare industry subject matter experts combined with exceptional insight into what providers really need, the ICD Visualizer ™   assists healthcare leaders with their need to understand the exponential impact of the transition to ICD-10 and how it relates to reimbursement risks, clinical documentation quality, coding productivity and process changes.

By utilizing a business intelligence platform known for its ease of use and visualization capabilities, ICD Visualizer ™  is designed as a multidimensional environment that enables chief financial officers, vice presidents of payer relations, revenue cycle directors, HIM directors, coders and clinicians to explore the impact ICD-10 will have across the enterprise and within both inpatient and outpatient services.  ICD Visualizer ™   contains a set of baseline analytics that quantify the impact across hospitals, service lines, departments and physicians.  Because ICD Visualizer ™   has customizable analytics, analysts and executives are able to explore their own data and visualize a unique representation of their financial and operational needs well beyond the ICD-9 to ICD-10 transition phase.

Another factor in the outlook for 2013 is the new Hospital Readmission Reduction Program, (HRRP), an Affordable Care Act provision, creates increasing financial penalties for hospitals with higher than expected adjusted readmissions within 30 days. The Centers for Medicare and Medicaid Services, (CMS) expect HRRP to help to control IPPS payment penalties to hospitals having higher than average readmissions within 30 days for 3 conditions: Acute Myocardial Infarction, (AMI), Heart Failure, (HF), and Pneumonia, (PN). The measures included in the policy represent high volume and high cost conditions and are endorsed by the National Quality Forum (NQF). The measures have some exclusion for readmissions that are unrelated to the prior discharge (such as planned admissions for scheduled procedures subsequent to AMI or transfers to another hospital).

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

Readmissions Visualizer ™  is a significant aspect of our value proposition for this factor. This business intelligence product is built on a premier business discovery platform that provides the ability to view current inpatient and historical readmission information through an intuitive Web interface for the purpose of decreasing readmissions within the healthcare system and to classify current census risk for readmission so care management can allocate appropriate resources.  Users can view current census including Reason for Admission, History of HF, AMI, PN, LACE Readmission Score, Emergency Room History, and more.

Readmissions Visualizer ™  also trends and analyzes performance for predictive models to plan enterprise resource budgeting, partner planning, resource allocation and workflow interventions for care management at transitions to improve care quality and continuity.

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

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the software and the related accumulated amortization are removed from the accounts upon retirement of the software with any resulting loss being recorded in operations.  No amortization expense was recorded in the accompanying unaudited consolidated financial statements as of June 30, 2013 since our first software product was released on July 15th.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective. We lack internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC reporting, generally accepted accounting principles (GAAP) and tax accounting procedures, as well as our lack of sufficient financial resources to implement the policies and controls required pursuant to the Exchange act.  At this time, we also have insufficient segregation of duties among our accounting personnel. We began to take steps to address these matters as we have hired an internal control specialist to assist in the design, implementation, and test of adequate controls.

We have made pivotal progress to mitigate internal control weaknesses; however, we must still complete the process of design-specific control procedures and test their effectiveness, and maintaining sufficient personnel to implement these tasks before we can report that this weakness has been fully remediated.

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

On April 1, 2013, the Company issued 54,847 shares of its common stock, par value $0.001 (the “Common Stock”) as compensation to two employees for services rendered through June 30, 2013. The shares were valued at $0.40 per share based on recent cash sales by the Company or $21,939 which was expensed.

On May 19, 2013, the Company raised $250,000 through the issuance of 625,000 shares of Common Stock at a price per share of $0.40 per share.

On May 29, 2013 and June 21, 2013, the Company raised $50,000 and $300,000 through the issuance of 125,000 and 750,000 shares of Common Stock at a price of $0.40 per share.

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: August 9, 2013	By:	/s/ Andrea Clark
Andrea Clark
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ Evan McKeown
Evan McKeown
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)