Form 10-Q
period 2013-09-30
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2013-11-14
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

There were 54,677,294 shares of the Registrant’s Common Stock outstanding at November 14, 2013.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended September 30, 2013

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets

Cash	$185,600	$893,458
Accounts receivable	1,011,929	1,246,814
Accounts receivable - Related Party, net of allowance $117,632 and $0, respectively	-	-
Prepaid expenses	1,181,321	3,600
Other current assets	70,020	688
Total Current Assets	2,448,870	2,144,560

Property and Equipment, net	400,126	365,017

Software, net	-	258,933
Other assets	8,865	8,871
Finance costs, net	2,232	2,477
Total Other Assets	11,097	270,281

Total Assets	$2,860,093	$2,779,858

Liabilities and Stockholders' Equity (Deficit)

Accounts payable	$520,054	$207,741
Due to officers	115,000	75,000
Accrued expenses	103,142	64,077
Accrued payroll	693,826	412,186
Loan payable to factor	443,648	827,075
Accrued interest	-	4,524
Line of credit, current portion	46,166	25,000
Capital Leases, current portion	32,768	16,923
Notes payable, current portion, net of discount	372,161	202,557
Long term debt, current portion	43,956	37,513
Settlement Payable	-	115,278
Other current liabilities	51,257	-
Total Current Liabilities	2,421,978	1,987,874
Capital Leases (net of current portion)	34,300	23,974
Line of credit (net of current portion)	-	125,000
Notes payable (net of current portion), net of discount	124,054	273,751
Long term debt (net of current portion)	286,549	181,457
Total Liabilities	$2,866,881	$2,592,056

Commitments and Contingencies (see Note 8)

Stockholders' Equity (Deficit):
Preferred stock ($0.001 par value, 25,000,000 shares authorized, none issued or outstanding)	$-	$-
Common stock ($0.001 par value, 500,000,000 shares authorized, 54,577,294 shares and 39,054,867 issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	54,577	39,055
Additional paid-in capital	6,616,797	2,738,545
Subscription receivable	-	(5,000)
Accumulated deficit	(6,678,162)	(2,584,798)
Total Stockholders' Equity (Deficit)	(6,788)	187,802

Total Liabilities and Stockholders' Equity (Deficit)	$2,860,093	$2,779,858

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(For the three months ended)		(For the nine months ended)
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenue	$1,790,825	1,985,516	$5,787,811	3,619,611
Revenue - Related Party	60,552	-	287,626	-
Total Revenue	1,851,377	1,985,516	6,075,437	3,619,611

Cost of Revenues	1,088,442	758,267	3,049,394	1,642,619
Gross Profit	762,935	1,227,249	3,026,043	1,976,992

Operating Expenses
Selling and administrative expenses (includes stock compensation of $290,162 and $0 as of September 30, 2013 and 2012, respectively)	1,898,595	1,069,870	5,284,354	2,726,475
Research and development	-	926	289	54,059
Asset Impairment	946,931	-	946,931	-
Depreciation and amortization	19,616	14,007	64,214	36,758
Total Operating Expenses	2,865,142	1,084,803	6,295,788	2,817,292

Operating Income (Loss)	(2,102,207)	142,446	(3,269,745)	(840,300)

Other Income (Expense)
Other income	10,442	5,359	10,793	9,451
Interest expense	(357,127)	(377,954)	(721,829)	(392,888)
Loss on extinguishment of debt	(112,583)	-	(112,583)	-
Total Other Income (Expense), net	(459,268)	(372,595)	(823,619)	(383,437)

(Loss) before provision for income taxes	(2,561,475)	(230,149)	(4,093,364)	(1,223,737)

Net (Loss)	$(2,561,475)	$(230,149)	$(4,093,364)	$(1,223,737)

Net Loss Per Share
basic and diluted	$(0.05)	$(0.01)	$(0.09)	$(0.04)
Weighted Average Number of Shares Outstanding
basic and diluted	49,438,329	32,843,413	46,239,643	31,468,471

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,	September 30,
	2013	2012
Cash flows from Operating Activities:
Net loss	$(4,093,364)	$(1,223,737)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	128,351	36,758
Stock issued for compensation	290,162	-
Amortization of debt discount	322,476	300,000
Asset Impairment	946,931	-
Loss on early extinguishment of debt	112,583	-
Bad debt expense	124,082	-
Change in operating assets and liabilities:
Accounts receivable, net	110,803	(332,604)
Prepaid expenses	51,444	17,997
Other assets	(69,332)	(3,211)
Accounts payable	312,313	40,149
Unearned revenue	-	(32,988)
Accrued liabilities	309,871	325,479
Net Cash used in operating activities	(1,453,680)	(872,157)

Cash flows from Investing Activities:
Capitalization of internally developed software	(752,135)	(92,727)
Purchases of property and equipment	(8,979)	(9,639)
Net Cash used in investing activities	(761,114)	(102,366)

Cash flows from Financing Activities:
Shareholder Loan	40,000	-
Borrowings (Repayments) on line of credit, net	(24,606)	51,500
Payment for repurchase of common stock	-	(25,000)
Settlement payments	(115,278)	-
Loan proceeds	1,220,000	443,908
Loan proceeds from factor, net	(383,427)	-
Repayments of debt obligations	(472,753)	(31,786)
Issuance of stock for cash net of offering cost	1,243,000	394,583
Net Cash provided by financing activities	1,506,936	833,205

Net decrease in cash	(707,858)	(141,318)
Cash at beginning of period	893,458	198,500
Cash at ending of period	$185,600	$57,182

Supplemental schedule of cash paid during the period for:
Interest	$376,539	$25,827
Income Taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock to repay debt	$514,667	$563,908
Capital lease obligation incurred for use of equipment	$90,099	$38,704
Beneficial conversion feature on convertible debt charged to additional paid in capital	$-	$300,000
Conversion of $300,000 notes to common stock	$-	$300,000
Shares issued as a loan fee	$679,353	$-
Insurance premium finance contract recorded as prepaid asset	$57,573	$-
Prepaid common stock issued for services	$1,278,021	$-
Reclassification of line of credit to note payable	$133,333	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

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

However, as of September 30, 2013, the Company has an accumulated deficit and for the three and nine months ended September 30, 2013, incurred net losses, and has used net cash in operations. The Company has not been able to generate sufficient cash from operating activities to fund its on-going operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

As of September 30, 2013, the Company has a cash balance of approximately $186,000. The Company is currently addressing the going concern and liquidity issues. The Company expects an increase in cash flow as the result of a growing customer demand for medical billing, IT consulting, training, education and services. In addition, the Company is evaluating financing opportunities through either equity or debt financing or a combination of both.

On November 12, 2013, the Company entered into a Securities Purchase Agreement for the equity sale of $5.4 million in Series A 8% convertible preferred stock (the “Series A Preferred Stock”) and warrants to purchase shares of the Company’s common stock. The net proceeds to the Company after commissions, professional fees, and payment of shareholder loans is $4,322,000. The net raise is sufficient to fund on-going operations for the next several months. However, the funding is not sufficient to alleviate the on-going concern issue. (see Note 11)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period. These unaudited condensed consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (our “10-K”).

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
SEPTEMBER 30, 2013 (UNAUDITED)

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash balances are maintained at various banks that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable and Factoring

Accounts receivable are stated at the amounts management expects to collect.  An allowance for doubtful accounts is recorded using a specific identification method based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management has determined that an allowance in the amount of $117,632 is required as of September 30, 2013. The allowance arises from a website development project contracted with ResumeBear, a related party.  The Company accounts for its factoring arrangements as either a sale or a secured financing based on the criteria in ASC 860 "Transfers and Servicing".  Estimates of allowances for doubtful accounts are reflected as a recourse obligation, a liability, for factor arrangements treated as a sale with recourse or as a contra asset accounts receivable allowance account for arrangements accounted for as a secured financing.

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

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the software and the related accumulated amortization are removed from the accounts upon retirement of the software with any resulting loss being recorded in operations. On July 15, 2013 the Company issued a general release for one of its products Visualizer ™. After the general release, the Company recorded approximately $64,000 in amortization expense in the accompanying unaudited consolidated financial statements as of September 30, 2013. At the end of September, 2013, the Company has written off the capitalized research and development costs for the visualizer software suite of multiple offerings and the OMC Initiater after an evaluation based in part on the lack of cash flow and customer demand in ICD Visualizer after the general acceptance release date of July 15, 2013. In addition, the Company’s going concern opinion and cash liquidity concerns restrained the ability to make a capital investment in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. The resulting loss of $946,931 is presented as a line item entitled “asset impairment” on the consolidated statement of operations.

Share Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Vesting terms vary based on the individual grant terms.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms. Warrants granted to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

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
SEPTEMBER 30, 2013 (UNAUDITED)

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

On July 15, 2013 the Company issued a general release for one of its products Visualizer ™. Software sales on a standalone basis will be recognized upon delivery of the software when evidence of the purchase arrangement exists and the price is determinable, and when collectability is reasonably assured.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

Cost of Revenues

Cost of revenues includes labor costs for services and education development costs. Amortization costs in 2013 of approximately $64,000 were allocable to cost of sales related to software amortization. In future periods, additional amortization of capitalized software costs may be included in costs of revenues.

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

As the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive. There were no dilutive securities outstanding at September 30, 2013 and 2012 respectively.

Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and that may impact our unaudited condensed consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

3 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2013 and December 31, 2012 was as follows:

	September 30,	December 31,
	2013	2012
Accounts receivable	$1,011,929	$1,246,814
Accounts receivable –Related party	117,632	-
Allowance for doubtful accounts	(117,632)	-
Total	$1,011,929	$1,246,814

We had $124,082 and $0 in bad debt expense on trade accounts receivable for nine months ended September 30, 2013 and 2012, respectively.

4 – RESEARCH AND DEVELOPMENT AND SOFTWARE

In Early 2012, the Company started developing the Visualizer™ suite. This intuitive and easy to use business intelligence product is designed to meet the emerging need for healthcare analytics. Customer data is infused into the suite, and the Company uses this to develop pre-defined analytics targeted to address healthcare’s emerging concerns and needs.

HRAA’s Visualizer™ suite encompasses multiple offerings. The first project is ICD Visualizer™, which assists healthcare leaders with their need to understand the exponential impact of the transition to ICD-10 including work flow, productivity, process changes and documentation and reimbursement risks. The application helps to visualize the reimbursement and operational effects of transitioning organizations to ICD-10 and identify where to focus education and documentation issues. It enables clients to develop a custom work plan to mitigate risks from the highest areas of exposure to the least.

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

At September 30, 2013, the Company had accumulated a total of $1,011,068 in capitalized costs related to the development of the Visualizer™ suite and the OMC Initiater which was included as Software on the accompanying consolidated balance sheet. As of September 30, 2013 we amortized $64,137 of the capitalized software after the general release on July 15, 2013 for the Visualizer project.

At the end of September 2013, the Company re-evaluated the capitalized research and development costs for the Visualizer software suite of multiple offerings and the OMC Initiater after an evaluation based in part on the lack of cash flow and customer demand in ICD Visualizer after the general acceptance release date of July 15, 2013. In addition, the Company also considered its going concern opinion and cash liquidity concerns that restrain the ability to make capital investments in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. As a result of this evaluation, the Company recorded a loss of $946,931 that is presented as a line item entitled “asset impairment” on the consolidated statement of operations.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

Amortization expense for software, for the three months ended September 30, 2013 and 2012 was $64,137 and $0, respectively. Software consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Software	$1,011,068	$258,933
Accumulated amortization	(64,137)	-
Asset Impairment	(946,931)	-
Software, net	$-	$258,933

5 – LINES OF CREDIT

Bank

The Company had a $150,000 revolving line of credit with a bank, effective in December 2008, for its general working capital needs. The line of credit is secured by all business assets, collateral, and personal guarantees. The line of credit had a maturity date of December 18, 2018. On September 19, 2013 the Company converted the Line of Credit to a Term Note. The Company consolidated the line of credit and an existing bank term loan into a Consolidated Term Loan with a monthly payment in the amount of $3,209 with a new maturity date of September 17, 2017. At the time of the conversion the line of credit had an outstanding balance in the amount of $133,334. (see Note 6)

Dell

The Company maintains a Dell Business Credit line of up to $50,000.  Interest rates vary under the line based on difference types of payment plans.  The balance due under the line as of September 30, 2013 was $46,166, which is included in line of credit, current portion in the accompanying unaudited condensed consolidated financial statements.

6 – LONG TERM DEBT AND NOTES PAYABLE

Long Term debt:

Long Term debt consisted of the following at September 30, 2013:

	September 30, 2013	December 31, 2012
Bank term loan	$154,030	$38,897
Mortgage loan	176,475	180,073
	330,505	218,970
Less current portion	(43,956)	(37,513)
Total long term portion	$286,549	$181,457

On September 19, 2013, the Company consolidated the existing bank term loan with an existing line of credit. The outstanding balance for the bank term loan and the bank credit line prior to consolidation was $20,697 and $133,334, respectively. The original term loan was established in March 2009 as a result of a conversion of a revolving line of credit.  The new consolidated term loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of the Company.  Payments of principal and interest are approximately $3,200 per month. The new consolidated term loan matures in four years and incurs interest at a rate per year equal to the bank’s prime rate plus 3.5%. The balance due as of September 30, 2013 for the new consolidated Term loan was approximately $154,030.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

The Company has a mortgage related to certain real estate, which houses the Company’s main offices in Plantation, Florida. The loan originated July, 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due. The loan is collateralized by the real estate and is personally guaranteed by a principal stockholder of the Company. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve. The balance under this mortgage loan as of September 30, 2013 was approximately $176,500 and is allocated to the current and long term debt line items in the accompanying unaudited condensed consolidated balance sheet. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

Notes payable:

In December 2012, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $815,000. The loan agreements have an interest rate of 12% per annum.  Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 2,375,000 shares of common stock to the lenders as loan fees. The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled $343,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $141,484 as of September 30, 2013.

In January and February 2013, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $1,220,000. The loan agreements have an interest rate of 12% per annum.  Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 5,575,000 shares of common stock to the lenders as loan fees (See note 9). The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled approximately $679,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $425,634 as of September 30, 2013.

The Company began paying principal and interest on the above mentioned notes in early 2013 in accordance with the payment terms. On August 2013, the Company converted $402,083 in unsecured investor promissory notes for five (5) individuals into one million six hundred eight thousand three hundred and thirty three (1,608,333) common shares at a conversion price of $0.25 per share. As a result of the conversion the Company expensed $128,452 of the unamortized discount as a finance expense.

Notes payable consisted of the following at September 30, 2013:

September 30, 2013
Principal amount of notes payable	$1,063,333
Unamortized discount	(567,118)
Notes payable, net of discount	496,215
Less current portion	(372,161)
Total Long term portion	$124,054

7 – FACTORING AGREEMENT

In June 2012, the Company entered into a one-year factoring agreement with a finance company. The agreement automatically renews annually unless terminated by either party. Under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value. The assignments are transacted with recourse only at the option of the finance company in the event of non-payment. The Company's obligations under the factor agreement are secured by substantially all assets of the Company. In accordance with ASC 860 "Transfers and Servicing" regarding transfers of receivables with recourse, this factoring arrangement is accounted for as a secured financing. For the three months ended September 30, 2013, the Company had factored approximately $1,108,000 of receivables and had received cash advances of approximately $1,090,309. Outstanding receivables purchased by the factor as of September 30, 2013 were approximately $522,000 and are included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet, and the secured loan due to the lender was approximately $444,000. Factor fees for the three and nine months ending September 30, 2013 were approximately $35,500 and $104,000, respectively and are included in interest expenses. (See Note 3)

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

8 – COMMITMENTS AND CONTINGENCIES

Commitments

Leases:

In September 2012, the Company started a non-cancellable operating lease for office equipment. The lease term is 5 years. Lease payments during the five years are approximately $500 per month.

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

The following is an analysis of the leased assets included in Property and Equipment:

September 30, 2013
Equipment	$79,210
Less accumulated depreciation	(27,006)
Total	$52,204

The lease agreement contains a bargain purchase option at the end of the lease term. The total amount due at September 30, 2013 is $67,068 of which $32,768 is included in short term liabilities.

The following is a schedule by years of future minimum payments required under the lease together with their present value as of September 30, 2013:

Year Ending December 31:
2013	$8,193
2014	32,768
2015	22,527
2016	3,580

Total minimum lease payments	67,068
Less amount representing interest	(11,386)
Present value of minimum lease payments	$55,672

Amortization of assets held under capital leases is included with depreciation expense and is approximately $27,000 as of September 30, 2013.

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

Pursuant to the Settlement Agreement, the former CMO agreed to abolish all claims and lawsuits against the Company and its CEO and COO and resigned any and all positions which he had or presently may have had with the Company. As part of the Settlement Agreement, the Company agreed to make eleven (11) payments totaling $232,500 pursuant to the terms of his prior employment agreement. Additionally, the CMO agreed to transfer his 3,299,802 shares to an officer of the Company in 2012. These payments commenced July 2012 and the final payment in the amount of $23,056 was disbursed on July 29, 2013. In addition, the Company has agreed to abolish all claims and lawsuits against the former CMO. The Settlement Agreement has a seven (7) day grace period for payments to the former CMO, after which time, he may seek court intervention to enforce the payments. The Company's Chief Executive Officer and Chief Operating Officer, respectively, have personally guaranteed the payments of the Settlement Agreement. As a result of the Settlement Agreement, both parties are dismissing their respective filings and have agreed to not enter any more lawsuits concerning the scope of this matter.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

Employment Agreements:

On October 2, 2013 the Company entered into employment agreements with four (4) of our officers and directors. The Employment agreements provide for severance benefits, change in control provisions, accrued but unpaid wages and bonuses, accrued but unpaid vacation time, incentive awards, equity and stock options, and other benefits. These four (4) employment agreements were amended on November 12, 2013. As of September 30, 2013, no performance bonuses have been earned. The Company owes its CEO $75,000 as stated in the February 2012 merger agreement, which is accrued in the accompanying unaudited condensed consolidated Financial Statements as Due to officer. The balance due to the Company’s CEO was formalized in a promissory note in November 1, 2013. In Addition, the Company owes its President $40,000 for a promissory note dated November 1, 2013 for funds advanced in September 2013. On November 12, 2013, the promissory notes for the CEO and the president were paid in full with financing received in connection with the sale and issuance of Series A Preferred Stock and warrants to purchase shares of the Company’s common stock pursuant to the Stock Purchase Agreement dated and signed on November 12, 2013 with Great Point Partners, LLC. (see Note 11)

Contingencies

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

9 – STOCKHOLDERS' EQUITY

Share Based Compensation

The Company is in the process of establishing a non-qualified stock option plan in advance of the actual establishment of the plan the Company has granted a total of six hundred thirty six thousand (636,000) stock options to several directors and officers. The grant date is that which an employer and its employee reach a mutual understanding of the key terms and conditions of a share-based payment arrangement. This is the date on which the employer becomes contingently obligated to issue equity instruments or transfer assets to the employee who renders the requisite service. The Company is obligated for these grants as adoption of a stock option plan and board approval is considered a mere formality.

Stock Options

During the three months ended September 30, 2013, the Company recorded pre-tax compensation expense of $24,935 related to the Company’s stock option shares. As of September 30, 2013, there was approximately $62,313 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 1.7 years. There were no exercises of stock options for the three months ended September 30, 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The 636,000 options were valued at $87,249. The weighted-average estimated value of stock options granted during the three months ended September 30, 2013 was $0.42 per share, using the following weighted-average assumptions:

2013
Dividend yield (1)	0.0%
Expected volatility (2)	118%
5 Year Bond interest rate (3)	1.20%
Expected life (4)	1.5

(1) Represents cash dividends paid as a percentage of the share price on the date of grant.
(2) Based on historical volatility of the Company’s common stock over the expected life of the options.
(3) Represents the U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.
(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

The following table summarizes stock option activity for the three months ended September 30, 2013:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	-	-
Granted	636,000	-	1.7 yrs.
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2013	636,000	$0.4225	1.7 yrs.	-
Exercisable at September 30, 2013	-	-	-	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of in-the-money options).

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

Non-Vested Equity Shares

The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. During the three months ended September 30, 2013, the Company recorded pre-tax compensation expense of $24,935, related to the Company’s non-vested equity shares. As of September 30, 2013, there was approximately $62,313 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 1.7 years.

The following table details the status and changes in non-vested equity shares for the three months ended September 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2013	-	-
Granted	636,000	-
Vested	-	-
Forfeited	-	-
Non-vested equity shares, September 30, 2013	636,000	-

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

In March 2013, the Company entered into a one-year agreement with a consultant for 230,000 vested shares and cash consideration.  The shares were valued on the agreement date which was the measurement date at $0.35, based on the quoted trading price and the $80,500 is being expensed over the term of the contract.  The shares were issued on April 4, 2013 to the consultant. During the three months ending June 30, 2013, the company expensed an additional $20,125 and recorded $57,021 as prepaid expense in connection with this transaction.

On April 1, 2013, the Company issued 54,847 shares of common stock as compensation to two employees for services rendered through March 31, 2013. The shares were valued at $0.40 per share based on recent cash sales by the Company or $21,939 which was expensed.

On May 19, 2013, the Company raised $250,000 through the issuance of 625,000 shares of common stock at a price per share of $0.40 per share.

On May 24, 2013 and June 21, 2013, the Company raised $50,000 and $300,000 through the issuance of 125,000 and 750,000 shares of common stock at a price of $0.40 per share.

On June 27, 2013, the Company entered into a financial advisor and agent placement agreement whereby the Company had the option to pay in cash or issue 100,000 shares of common stock. The shares were valued on the agreement date which was the measurement date at $0.51 per share based on the quoted trading price and the $51,000 is being expensed over the term of the contract. The Company issued the shares in September 2013.

On July 8, 2013 and August 7, 2013 pursuant to private placements, the Company issued 1,000,000 shares of common stock  in exchange for cash of $400,000 with a per share price of $0.40.

On August 21, 2013, August 27, and August 30, 2013, the Company raised $25,000, $100,000 and $100,000 through the issuance of 100,000, 400,000, and 400,000 shares of common stock at a price of $0.25 per share.

On August 22, 2013 and August 28, 2013, the Company converted $402,083 in unsecured investor promissory notes for five (5) individuals into one million six hundred eight thousand three hundred and thirty three (1,608,333) common shares at a conversion price of $0.25 per share. The shares were valued at $514,666 based on the quoted trading price of $0.32 and accordingly, the company recorded a loss on conversion of $112,583.

In September, 2013, the Company issued 95,052 shares of common stock as compensation to three (3) employees for services rendered through June 30, 2013. The shares were valued at $0.48 per share based on the quoted trading price per share or $45,625 which was expensed.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

On September 6, 2013, the Company entered into a three year agreement with a company to provide consulting and recruiting services. Upon execution of the agreement, the Company issued 50,000 shares of common stock valued at $0.30 per share based on the quoted trading price, in consideration of their services to be rendered for the first year of the agreement. The $15,000 is being expensed over 12 months.

On September 9, 2013, the Company entered into a one year Material Consulting Agreement with Mr. Michael Ciprianni to provide certain consulting services related to the Company’s business in exchange for four million one hundred twenty five thousand (4,125,000) shares of common stock in consideration of the services to be rendered. The shares were valued on the agreement date which was the measurement date at $0.28 per share based on the quoted trading price and the $1,155,000 is being expensed over the term of the contract.

On September 30, 2013, the Company issued 187,500 shares of common stock as compensation to two (2) employees for services rendered through September 30, 2013. The shares were valued at $0.23 per share based on the quoted trading price per share or $43,125 which was expensed.

10 – CONCENTRATIONS

Sales to six hospitals represented approximately 52% of net sales for the three months ended September 30, 2013.
Four and three vendors represented approximately 42% and 68% of the outstanding accounts payable balance as of September 30, 2013 and December 31, 2012, respectively.
Four customers represented approximately 55% and 62% of the accounts receivable as of September 30, 2013 and December 31, 2012 respectively.

11 – SUBSEQUENT EVENTS

On October 2, 2013 the Company entered into employment agreements with four (4) of our officers and directors. The Employment agreements provide for severance benefits, change in control provisions, accrued but unpaid wages and bonuses, accrued but unpaid vacation time, incentive awards, equity and stock options, and other benefits. These four (4) employment agreements were amended on November 12, 2013.

On October 7, 2013, the Company entered into a one-year OID (Original Issue Discount) promissory note in the amount of $280,000 with a Utah corporation, (the “lender”). The purchase price for this note and the warrant is $250,000. The Company has the option to repay this note at any time on or before the date that is sixty (60) days from October 7, 2013 (the “effective date”).  The Company will record a debt discount for the OID of $30,000.  The debt will be treated as stock settled debt where a put premium of $120,000 will be recorded over the six month period to the first conversion date. The Lender has the right at any time after the date that is six (6) months from the effective date, at its election, to convert all or any part of the outstanding balance of the note into shares of fully paid and non-assessable common stock of the company based upon a formula that is seventy (70%) percent of the average of the two (2) lowest intra-day trade prices in the fifteen (15) trading days immediately preceding the conversion. The lender was granted the right to purchase at any time on or after October 7, 2013 (the “issue date”) until the date which is the last calendar day of the month in which the fifth anniversary of the “issue date” occurs (the “Expiration date”), 350,000 fully paid and non-assessable shares (the “warrant shares”) of the company’s common stock, par value $.001 per share (the “Common Stock”), as such number may be the adjusted from time to time pursuant to the price protection terms and conditions of this warrant to purchase shares of common stock. The initial “exercise price” is $0.40 per share of common stock, as the same may be adjusted from time to time pursuant to the terms and conditions of the warrant. On November 12, 2013, the OID promissory note was paid in full with financing received in connection with the sale and issuance of Preferred Stock and Series A Warrants pursuant to the Stock Purchase Agreement dated and signed on November 12, 2013 with Great Point Partners, LLC. As mentioned above, the Company issued 350,000 free standing and detachable warrants related to the convertible promissory note. The Company will account for these warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We will estimate the fair value of these warrants at the respective balance sheet dates, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock.

On October 8, 2013, the Company amended its articles of incorporation by increasing the number of authorized shares of common stock from 75,000,000 to 500,000,000. This amendment has been retroactively disclosed on the Balance Sheet.

On October 9, 2013, the Company issued 100,000 shares of common stock as compensation to a consultant to provide services. The shares were valued at $0.24 per share based on the quoted trading price per share or $24,000, which was recorded as prepaid and will be expensed over the term of the agreement, which is six (6) months.

On October 17, 2013, the Company amended its articles of incorporation to create a new class of stock by the authorization of 25,000,000 preferred shares of stock. This amendment has been retroactively disclosed on the Balance Sheet.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

On October 17, 2013, the Company entered into a one-year OID (Original Issue Discount) promissory note in the amount of $142,500 with a Utah corporation, (the “Lender”). The purchase price for this note and the warrant is $125,000. The Company has the option to repay this note at any time on or before the date that is sixty (60) days from October 17, 2013 (the “effective date”). The Company will record a debt discount for the OID of $17,500. The remaining debt will be treated as stock settled debt where a put premium of $61,071 will be recorded over the six month period to the first conversion date. The Lender has the right at any time after the date that is six (6) months from the effective date, at its election, to convert all or any part of the outstanding balance of the note into shares of fully paid and non-assessable common stock of the company based upon a formula that is seventy (70%) percent of the average of the two (2) lowest intra-day trade prices in the fifteen (15) trading days immediately preceding the conversion. The lender was granted the right to purchase at any time on or after October 17, 2013 (the “issue date”) until the date which is the last calendar day of the month in which the fifth anniversary of the “issue date” occurs (the “Expiration Date”), 175,000 fully paid and non-assessable shares (the “warrant shares”) of the Company’s common stock, par value $.001 per share (the “Common Stock”), as such number may be the adjusted from time to time pursuant to the price protection terms and conditions of this warrant to purchase shares of common stock. The initial “exercise price” is $0.40 per share of common stock, as the same may be adjusted from time to time pursuant to the terms and conditions of the warrant. On November 12, 2013, the OID promissory note was paid in full with financing received in connection with the sale and issuance of Series A Preferred Stock and warrants to purchase shares of the Company’s Common Stock pursuant to the Stock Purchase Agreement dated and signed on November 12, 2013 with Great Point Partners, LLC. As mentioned above, the Company issued 175,000 free standing and detachable warrants related to the convertible promissory note. The Company will account for these warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We will estimate the fair value of these warrants at the respective balance sheet dates, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock.

On November 12, 2013, the Company entered into a Securities Purchase Agreement (SPA) for the equity sale of Series A Convertible Preferred Stock and warrants to purchase shares of the Company’s common stock. The Company sold 13,500,000 of Series A 8% Convertible Preferred stock and warrants to purchase 27,000,000 shares of the Company’s common stock for gross proceeds of $5,400,000. The net proceeds to the Company after debt offering costs is $4,885,000. The preferred stock is convertible into Common on a 2 for 1 basis. The Company recorded a beneficial conversion value for the preferred stock of approximately $2.6 million as an immediate charge to accumulated deficit as it is considered a constructive dividend to Series A preferred stockholders. The net raise is sufficient to fund on-going operations for the next several months. However, the funding is not sufficient to alleviate the going concern issue. As part of this equity financing transaction, the Company issued 27,000,000 warrants with immediate vesting rights to convert into common shares at an initial exercise price of $0.30 per share under price protection provisions. The warrants also contain cashless exercise provisions. The Company will account for these warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the issuance date at approximately $2,820,000 which will be reclassified from equity. The warrants will be revalued on the respective balance sheet dates, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. The SPA contains registration rights requiring registration within 30 days of the funding date and effectiveness within 90 days of the filing date. The registration rights agreement contains a liquidated damage provision whereby the Company must pay 1% per month of the investment amount if not filed or effective within stipulated time frames.

The Company owes its CEO $75,000 as stated in the February 2012 merger agreement, which is accrued in the accompanying unaudited condensed consolidated Financial Statements as Due to officer. The balance due to the Company’s CEO was formalized in a promissory note in November 1, 2013. In Addition, the Company owes its President $40,000 for a promissory note dated November 1, 2013 for funds advanced in September 2013. On November 12, 2013, the promissory notes for the CEO and the president were paid in full from the net proceeds of the Securities Purchase Agreement; no interest was accrued for the notes, as it was immaterial.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Health Revenue Assurance Holdings, Inc. for the three and nine months ended September 30, 2013 and 2012, should be read in conjunction with the Selected Consolidated Financial Data, Health Revenue Assurance Holdings’ financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements in this Quarterly Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “on going,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

●
The sheer number of codes and time for each entry will dramatically impact the workload.  Currently there are not enough coders to meet this demand, resulting in an on-going shortfall, with an accelerating shortfall anticipated after ICD-10 is implemented.

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

HRAH Chairman, CEO and Founder Andrea Clark, RHIA, CCS, CPC-H, continues to build the Company to meet the changing needs of the healthcare community and her accomplishments continue to be acknowledged. A few recent awards include:

●	“Female Executive of the Year” Gold Award Winner - Stevie Awards for Women in Business – December, 2012
●	"Maverick of the Year” Bronze Award Winner - Stevie Awards for Women in Business – December, 2012

●	“Mentor of the Year" - 2012 AHIMA Triumph Awards – June, 2012
●	“10 HIM Heroes, Professionals Who Have Made a Difference" - For The Record Magazine – October, 2011
●	“Broward County Ultimate CEO Award” – October, 2013

HRAA has also been recognized for tremendous growth and industry leadership. Recent acknowledgments include:

●	“Fastest Growing Company of the Year” Bronze Award Winner- Stevie Awards for Women in Business – December, 2012

●	“Top Ten Best Places To Work” - South Florida Business Journal – 2011

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

We believe that the following tasks are essential to achieve on-going success:

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

Three months ended September 30, 2013 compared to September 30, 2012

Results of Operations

The following table presents a summary of operating information for the three months ended September 30, 2013 and 2012:

	For the three months ended
	September 30, 2013	September 30, 2012	Increase/ (Decrease) $	Increase/ (Decrease) %
Revenue	$1,790,825	$1,985,516	$(194,691)	(9.81)%
Revenue – Related Party	60,552	-	60,552	100.00%
Total Revenue	1,851,377	1,985,516	(134,139)	(6.76)%
Costs of Revenues	1,088,442	758,267	330,175	43.54%
Gross profit	762,935	1,227,249	(464,314)	(37.83)%

Selling and administrative expenses	1,898,595	1,069,870	828,725	77.46%
Research and development expenses	-	926	(926)	(100.00)%
Asset impairment	946,931	-	946,931	100.00%
Depreciation and amortization	19,616	14,007	5,609	40.04%
Total operating expenses	2,865,142	1,084,803	1,780,339	164.11%
Operating income (loss)	(2,102,207)	142,446	(2,244,653)	(1,575.79)%
Other expense, net	(459,268)	(372,595)	(86,673)	23.26%
Net loss	$(2,561,475)	$(230,149)	$(2,331,326)	1,012.96%

Revenue:

Revenue decreased by $134,139 or approximately 7%, from $1,985,516 for the three months ended September 30, 2012 to $1,851,377 for the three months ended September 30, 2013.  The decrease was due primarily to reduction in education revenue as a result of the shift in the Company’s focus to technology and research development of our business intelligence Visualizer business software products.

Cost of Revenues:

Cost of revenues increased by $1,406,775 or approximately 86%, from $1,642,619 for the nine months ended September 30, 2012 to $3,049,394 for the nine months ended September 30, 2013. The increase was due primarily to additional personnel and related training costs associated with the build-up of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods.

Gross profit:

Gross profit decreased by $464,314, or approximately 38%, from $1,227,249 for the three months ended September 30, 2012 to $762,935 for the three months ended September 30, 2013.  The decrease in gross profit is primarily attributable to higher payroll cost, lower utilization rates, and a general decline in education revenue.

Selling and Administrative Expenses:

Selling and administrative expenses were $1,898,595 for the three months ended September 30, 2013, an increase of $828,725 or 77%, from $1,069,870 for the three months ended September 30, 2012.  The change in the 2013 period compared to the 2012 period was primarily due to:

●
Personnel costs have increased by $389,264 or approximately 63%, from approximately $615,000 for the three months ended September 30, 2012 to $1,005,075 for the three months ended September 30, 2013.  The increase is due primarily to increased compensation and related expenses associated with the build-up of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Professional fees have increased from $132,091 for the three months ended September 30, 2012 to $297,354 for the three months ended September 30, 2013, an increase of $165,242, or approximately 125%.This increase is attributable to legal, audit, consulting, investor and public relations, and accounting services provided in connection with expenses associated with financial reporting matters.

●	The remainder of the increase in Selling and administrative expenses is related to costs associated to the company’s business development such as marketing, communications, trade shows and seminars.

Research and Development Expenses:

We had no research and development expenses for the three months ended September 30, 2013, a decrease of $926, or 100%, for the three months ended September 30, 2012. The decrease is due to a significant reduction in the technology department personnel and Information Technology research projects. The Company lacked the available financial resources to invest in research and development.

Asset Impairment

At the end of September, 2013, the Company re-evaluated the capitalized research and development costs for the Visualizer software suite of multiple offerings and the OMC Initiater after an evaluation based in part on the lack of cash flow and customer demand in ICD Visualizer after the general acceptance release date of July 15, 2013. In addition, the Company also considered its going concern opinion and cash liquidity concerns that restrain the ability to make capital investments in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. As a result of this evaluation, the Company recorded a loss of $946,931 that is presented as a line item entitled “asset impairment” on the consolidated statement of operations.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $84,000 for the three months ended September 30, 2013, an increase of approximately $70,000, or 500%, from approximately $14,000 for the three months ended September 30, 2012. The increase was primarily due to the amortization of the Visualizer software product that had a general release date of July 15, 2013.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $357,000 for the three months ended September 30, 2013, a decrease of approximately $21,000, from approximately $378,000 for the three months ended September 30, 2012. The decrease in interest expense is primarily due to reduced finance charges related to the amortization of debt.

Net Income (loss):

As a result of the above factors, a net loss of approximately $2,561,000 was recognized for the three months ended September 30, 2013 as compared to net loss of approximately $230,000 for the three months ended September 30, 2012, an increase of approximately $2,331,000 or approximately 1013%.  The increase in net loss is outlined above.

Nine months ended September 30, 2013 compared to September 30, 2012

Results of Operations

The following table presents a summary of operating information for the nine months ended September 30, 2013 and 2012:

	For the nine months ended		Increase/	Increase/
	September 30, 2013	September 30, 2012	(Decrease) $	(Decrease) %
Revenue	$5,787,811	$3,619,611	$2,168,200	59.90%
Revenue – Related Party	287,626	-	287,626	100.00%
Total Revenue	6,075,437	3,619,611	2,455,826	67.85%
Costs of Revenues	3,049,394	1,642,619	1,406,775	85.64%
Gross profit	3,026,043	1,976,992	1,049,054	53.06%

Selling and administrative expenses	5,284,354	2,726,475	2,557,879	93.82%
Research and development expenses	289	54,059	(53,770)	(99.47)%
Asset impairment	946,931	-	946,931	100.00%
Depreciation and amortization	64,214	36,758	27,456	74.69%
Total operating expenses	6,295,788	2,817,292	3,478,496	123.47%
Operating income (loss)	(3,269,745)	(840,300)	(2,429,445)	289.12%
Other expense, net	(823,619)	(383,437)	(440,182)	114.80%
Net loss	$(4,093,364)	$(1,223,737)	$(2,869,627)	234.50%

Revenue:

Revenue increased by $2,455,826 or approximately 68%, from $3,619,611 for the nine months ended September 30, 2012 to $6,075,437 for the nine months ended September 30, 2013.  The increase was due primarily to increased revenue generated as a result of an increase in business development and marketing efforts put forth by HRAA.

Cost of Revenues:

Cost of revenues increased by $1,406,775 or approximately 86%, from $1,642,619 for the nine months ended September 30, 2012 to $3,049,394 for the nine months ended September 30, 2013. The increase was due primarily to additional  personnel and related training costs associated with the build-up of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods.

Gross profit:

Gross profit increased by $1,049,054, or approximately 53%, from $1,976,992 for the nine months ended September 30, 2012 to $3,026,043 for the nine months ended September 30, 2013.  The increase in gross profit was due to the increase in business experienced during the year.

Selling and Administrative Expenses:

Selling and administrative expenses were $5,284,354 for the nine months ended September 30, 2013, an increase of $2,557,879 or 94%, from $2,726,475 for the nine months ended September 30, 2012.  The change in the 2013 period compared to the 2012 period was primarily due to:

●
Personnel costs have increased by approximately $1,604,308 or approximately 108%, from approximately $1,483,292 for the nine months ended September 30, 2012 to approximately $3,087,600 for the nine months ended September 30, 2013.  The increase is due primarily to increased compensation and related expenses associated with the build-up of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Professional fees have increased from $234,703 for the nine months ended September 30, 2012 to $618,195 for the nine months ended September 30, 2013, an increase of $383,492, or approximately 163%.

This increase is attributable to legal, audit, consulting, investor and public relations, and accounting services provided in connection with expenses associated with financial reporting matters.

●	The remainder of the increase in Selling and administrative expenses is related to costs associated to the company’s business development such as marketing, communications, trade shows and seminars.

Research and Development Expenses:

Research and development expenses were $289 for the nine months ended September 30, 2013, a decrease of approximately $54,000, or 100%, for the nine months ended September 30, 2012. The decrease is due to a significant reduction in the technology department personnel and Information Technology research projects. The Company lacked the available financial resources to invest in research and development.

Asset Impairment

At the end of September, 2013, the Company re-evaluated the capitalized research and development costs for the Visualizer software suite of multiple offerings and the OMC Initiater after an evaluation based in part on the lack of cash flow and customer demand in ICD Visualizer after the general acceptance release date of July 15, 2013. In addition, the Company also considered its going concern opinion and cash liquidity concerns that restrain the ability to make capital investments in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. As a result of this evaluation, the Company recorded a loss of $946,931 that is presented as a line item entitled “asset impairment” on the consolidated statement of operations.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $128,300 (which includes $64,000 of amortization included in direct cost of sales) for the nine months ended September 30, 2013, an increase of approximately $91,500, or 249%, from approximately $36,800 for the nine months ended September 30, 2012. The increase was primarily due to the amortization of the Visualizer software product that had a general release date of July 15, 2013. There were also incremental depreciation costs associated with the Company’s purchases for computer equipment necessary to support the increase in personnel.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $722,000 for the nine months ended September 30, 2013, an increase of approximately $329,000, or 84% from approximately $393,000 for the nine months ended September 30, 2012. The increase is due to the factoring fees experienced during the year along with interest on outstanding debt obligations and amortization of debt discounts.

Net Income (loss):

As a result of the above factors, a net loss of approximately $4,093,000 was recognized for the nine months ended September 30, 2013 as compared to net loss of approximately $1,224,000 for the nine months ended September 30, 2012, an increase of approximately $2,869,000 or approximately 234%.  The increase in net loss is outlined above.

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

The Company defines Adjusted EBITDA from continuing operations as earnings (or loss) before interest expense, income taxes, depreciation and amortization asset impairment, loss on early extinguishment of debt, and non-cash stock-based compensation.  The Company excludes stock-based compensation because it is non-cash in nature.  The following table presents a reconciliation of Adjusted EBITDA from continuing operations to Net Income (loss) from continuing operations allocable to common shareholders, a GAAP financial measure:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Net loss	$(2,561,475)	$(230,149)	$(4,093,364)	$(1,223,737)
Interest expense	357,127	377,954	721,829	392,888
Asset Impairment	946,931	-	946,931	-
Loss on early extinguishment of debt	112,583	-	112,583	-
Depreciation and amortization	83,753	14,007	128,351	36,758
Stock based compensation expense	192,130	-	290,162	-
Adjusted EBITDA (loss) from operations	$(868,951)	$161,812	$(1,893,508)	$(794,091)

Liquidity and Capital Resources

The Company’s principal sources of liquidity include proceeds from long term debt and private placement of its shares. Overall, for the nine months ended September 30, 2013, the Company generated $2,503,000 from its financing activities primarily associated with the debt and equity financing. Such proceeds, coupled with its beginning cash balances, were utilized by the Company to fund its negative cash flow from operating activities in the amount of approximately $1,454,000 and investment in capitalized software, property and equipment of approximately $761,000.

As of September 30, 2013, the Company had cash balances of approximately $186,000 as compared to approximately $57,000 as of September 30, 2012, an increase of approximately $129,000.

Net cash used in operating activities was approximately $1,454,000 for the nine months ended September 30, 2013. This compared to net cash used by operating activities of approximately $872,000 for the nine months ended September 30, 2012. The increase of $582,000 was used to fund a net loss of $4,093,364 reduced by non-cash depreciation of $128,351, asset impairment of $946,931, loss on early extinguishment of debt of $112,583 stock compensation expense of $290,162, amortization of debt discount of $322,476, bad debt of $124,082, and changes in operating assets and liabilities totaling $715,099.

Net cash used in investing activities for the nine months ended September 30, 2013 was approximately $761,000 compared to approximately $102,000 for the nine months ended September 30, 2012. The increase is primarily attributable to the development of software.

Net cash provided by financing activities amounted to approximately $1,507,000 for the nine months ended September 30, 2013, compared to net cash provided in the nine months ended September 30, 2012 of approximately $833,000, representing an increase in net cash flow from financing activities of approximately $674,000. This was due to the receipt of net proceeds from the Company’s issuance of stock, net borrowings from new and existing debt obligations, offset by various debt repayments.

Financing:

The Company has the following financing arrangements:

1.
The revolving line of credit for $150,000 with Bank of America for working capital needs was modified on September 19, 2013. The loan no longer has an expiration date of December 18, 2018, but instead a final maturity date of September 19, 2017. The interest rate per year is equal to the Bank’s Prime Rate plus 3.5 percentage points. The revolving line of credit was consolidated with an existing bank term loan  Bank’s prime rate of interest at September 30, 2013 was 3.25%. First payment of approximately $3,200 was paid October 19, 2013.

2.
A term loan with Bank of America whose proceeds were used for general working capital. The term loan has been consolidated with an existing line of credit. The loan is personally guaranteed by one of the Company’s stockholders and is collateralized by the assets of HRAA. The balance due as of September 19, 2013 the date of the consolidation was approximately $20,697.

3.
A mortgage made to HRAA’s subsidiary related to certain real estate which houses HRAA’s main offices in Plantation, Florida.  The loan originated in July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due.  The loan is collateralized by the real estate and is personally guaranteed by a stockholder of HRAA. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve.  The balance under this mortgage loan as of September 30, 2013 was approximately $176,000. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

4.
A factoring facility with a finance company whereby, under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value.  The assignments are transacted with recourse in the event of non-payment.   For the three months ended September 30, 2013, the Company had factored approximately $1,108,000 of receivables and had received cash advances of approximately $1,090,309. Outstanding receivables purchased by the factor as of September 30, 2013 were approximately $522,000 and included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet, and the secured loan due to the lender was approximately $444,000. Factor fees in 2013 were approximately $104,000, and are included in interest expenses.

5.	The Company leases certain office equipment under non-cancellable operating lease arrangements. Monthly payments under the lease agreements are approximately $500 as of September 30, 2013.

6.
During December 2012 and January 2013, the Company entered into a round of Loan Agreement and Promissory notes totaling $2,035,000. As of December 31, 2012, the Company had received $815,000.  The remainder of $1,220,000 was received in January and February 2013.

The Company’s Merger yielded cash from the sale of common stock that was approximately $600,000 short of the expected amount to be raised in order in order to execute its growth plan for the near future. Since the time of the Merger, the Company has transacted equity capital raises totaling approximately $1,685,000 of additional capital infusion. The Company has continued its build-up of the personnel and business development efforts and has incurred operating losses. As a result, the Company possesses a working capital of $26,892 at September 30, 2013 and continues to hold discussions with interested parties regarding additional investment in the Company’s common stock in amounts which approximate its current estimated working capital shortfall. Should efforts to raise additional capital prove to be unsuccessful; the Company will reduce its growth plans accordingly.

Going Concern

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing, management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive.

However, as of September 30, 2013, the Company has an accumulated deficit and for the three and nine months ended September 30, 2013, incurred net losses, and has used net cash in operations. The Company has not been able to generate sufficient cash from operating activities to fund its on-going operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On November 12, 2013, the Company entered into a Securities Purchase Agreement for the equity sale of $5.4 million in Series A Preferred Stock and warrants to purchase shares of the Company’s Common Stock. The net proceeds to the Company after commissions, professional fees, and payment of shareholder loans is $4,322,000. The net raise is sufficient to fund on-going operations for the next several months. However, the funding is not sufficient to alleviate the on-going concern issue. (see Note 11)

2013 Outlook

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

Readmissions Visualizer ™  also trends and analyses performance for predictive models to plan enterprise resource budgeting, partner planning, resource allocation and workflow interventions for care management at transitions to improve care quality and continuity.

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

Allowance for doubtful accounts

Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience, as well as knowledge of current customer information. The Company believes that its reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. The Company continuously reviews its reserve balance and refines the estimates to reflect any changes in circumstances.

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

Goodwill and other intangible assets

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are reviewed by management for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Asset Impairment

At the end of September, 2013, the Company re-evaluated the capitalized research and development costs for the Visualizer software suite of multiple offerings and the OMC Initiater after an evaluation based in part on the lack of cash flow and customer demand in ICD Visualizer after the general acceptance release date of July 15, 2013. In addition, the Company also considered its going concern opinion and cash liquidity concerns that restrain the ability to make capital investments in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. As a result of this evaluation, the Company recorded a loss of $946,931 that is presented as a line item entitled “asset impairment” on the consolidated statement of operations.

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

Share Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Vesting terms vary based on the individual grant terms.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms. Warrants granted to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective. We lack internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC reporting, generally accepted accounting principles (GAAP) and tax accounting procedures, as well as our lack of sufficient financial resources to implement the policies and controls required pursuant to the Exchange act.  At this time, we also have insufficient segregation of duties among our accounting personnel. We began to take steps to address these matters as we have hired an internal control specialist to assist in the design, implementation, and test of adequate controls.

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

On May 24, 2013 and June 21, 2013, the Company raised $50,000 and $300,000 through the issuance of 125,000 and 750,000 shares of Common Stock at a price of $0.40 per share.

On July 8, 2013 and August 7, 2013 pursuant to private placements, the Company issued 1,000,000 shares of common stock  in exchange for cash of $400,000 with a per share price of $0.40 share based on recent cash sales by the Company.

On August 21, 2013, August 27, and August 30, 2013, the Company raised $25,000, $100,000 and $100,000 through the issuance of 100,000, 400,000, and 400,000 shares of common stock at a price of $0.25 per share.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Link base Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: November 14, 2013	By:	/s/ Andrea Clark
Andrea Clark
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Evan McKeown
Evan McKeown
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)