Form 10-Q/A
period 2013-03-31
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2014-04-09
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2013

EXPLANATORY NOTE

Health Revenue Assurance Holdings, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 with the Securities and Exchange Commission on May 15, 2013 (“Original Filing”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to amend Exhibits 31.1 (Certification of Principal Executive Officer) and Exhibit 31.2 (Certification of Principal Financial Officer).

No other changes have been made to the Original Filing. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed herewith.

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is being furnished herewith and is not deemed filed with the Securities and Exchange Commission.

** Previously furnished. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: April 9, 2014	By:	/s/ Tim Lankes
Tim Lankes
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: April 9, 2014	By:	/s/ Evan McKeown
Evan McKeown
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)