Form 10-Q/A
period 2013-06-30
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2014-04-09
CIK 1514443

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30, 2013

EXPLANATORY NOTE

Health Revenue Assurance Holdings, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 with the Securities and Exchange Commission on August 9, 2013 (“Original Filing”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to amend Exhibits 31.1 (Certification of Principal Executive Officer) and Exhibit 31.2 (Certification of Principal Financial Officer).

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

**Previously Furnished. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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