Form 10-Q/A
period 2013-09-30
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2014-04-09
CIK 1514443

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended September 30, 2013

EXPLANATORY NOTE

Health Revenue Assurance Holdings, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 with the Securities and Exchange Commission on November 14, 2013 (“Original Filing”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to amend Exhibits 31.1 (Certification of Principal Executive Officer) and Exhibit 31.2 (Certification of Principal Financial Officer).

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