Form 10-K
period 2013-12-31
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2014-04-15
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-173039

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0363866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8551 W. Sunrise Boulevard, Unit 304
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was $15,989,850.

As of April 10, 2014, 54,752,294 shares of our common stock, par value $0.001, were outstanding.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

•	that we believe we are employing people that are highly motivated personnel with strong character, above average competence and leadership traits;
•	that we believe with our approach, our customers benefit from integrated service offerings that enhances their revenue integrity;
•	that we believe we help our customers achieve their business objectives and patient care objectives;
•	that we expect to encounter additional competitors;
•	that we may not accurately anticipate the application of laws and regulations, or that we may not comply such laws or regulations;
•	that we can raise the appropriate funds needed to support our business plan and develop an operating company which is cash flow positive;
•	that our growth strategy might be hindered, which could materially affect our business and limit our ability to increase revenues, if our key employees were to leave us;
•
that we may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures;

•	that we plan to grow, in part, by capitalizing on perceived market opportunities to provide our services to new customers;
•
that if third parties fail to deliver their commitments on time or at all, our ability to perform may be adversely affected, which could have a material adverse effect on our business, revenue, profitability or cash flow;

•	that we may not achieve our objectives through our strategic alliances;
•	that we do not believe that we have infringed or are infringing on any proprietary rights of third parties;
•	that we believe that we have all rights necessary to use the data that is incorporated into our training programs and our services;
•	that we do not anticipate paying any cash dividends on our common stock in the foreseeable future;
•	that we plan to retain future earnings to finance growth;
•	that if we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected;
•
that we believe the impacts to the ICD-10 delay will have minimal impacts on our near term coding staffing and consulting services and will not affect our ability to acquire long term coding outsourcing service contracts;

•	that we believe our reserves are adequate;
•	that we no longer intend to market or sell internally developed software on a stand alone basis;
•	that we believe we may be in default under the solvency provisions and certain non-financial default provisions under the factoring agreement; and
•	that we believe we may be in default of certain non-financial covenants under the term loan.

This Annual Report on Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

ii

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this Annual Report on Form 10-K and include:

•	our ability to continue as a going concern;
•	our ability to comply with the Sarbanes-Oxley Act;
•	our ability to grow and the willingness of new customers to outsource their coding work to us;
•	the loss of any of our large customers;
•	our ability to accurately estimate the costs of the services and the timing of the completion of the projects;
•	our ability to perform on contracts on which we partner with third parties if third parties fail to successfully or timely deliver their commitments;
•	our failure to compete successfully in the highly competitive markets in which operate;
•	our increased costs related to the increasing complex regulatory environments;
•	our ability to collect our receivables;
•	our ability to enhance our service offerings and to bring those services to market;
•	the delay by the Department of Health and Human Services in initiating the implementation of the ICD-10 system;
•	our ability to offer new and valuable services and to remain competitive;
•	our ability to generate revenues if potential clients take a long time to evaluate our services;
•	our successful implementation of our services;
•	our ability to maintain our strategic alliances or enter into new alliances;
•	our failure to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers;
•	our ability to comply with the various covenants contained in our bank financing documents;
•	the increased costs of operation and exposure to civil and criminal statutes as a result of Federal and state privacy and security laws; and
•	our status as an “Emerging Growth Company” under the Jobs Act of 2012.

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

CERTAIN TERMS USED IN THIS REPORT

As used in this report, the terms “Company,” “we,” “us” and “our” refer to Health Revenue Assurance Holdings, Inc., a Nevada corporation, and its wholly-owned subsidiary, Health Revenue Assurance Associates, Inc., a Maryland corporation (“HRAA”).

iii

Item 1. Business

Corporate History

The Company is a provider of revenue cycle services to a broad range of healthcare providers. We offer our customers integrated solutions designed around their specific business needs, including revenue cycle data analysis, contract and outsourced coding, billing, coding and compliance audits, coding education, coding consulting, physician coding services and ICD-10 education and transition services. With this approach, our customers benefit from integrated service offerings that we believe enhances their revenue integrity. As a result, we believe we help our customers achieve their business objectives and patient care objectives.

Health Revenue Assurance Holdings, Inc., formerly known as Anvex International, Inc., was formed as a Nevada corporation on December 13, 2010.

On February 10, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Health Revenue Acquisition Corp., a Nevada corporation and its wholly-owned subsidiary (“Acquisition Sub”), and HRAA, pursuant to which Acquisition Sub was merged with and into HRAA, and HRAA, as the surviving corporation, became a wholly-owned subsidiary of the Company (the “Merger”). Before the entry into the Merger Agreement, no material relationship existed between the Company and the Acquisition Sub or HRAA.

Prior to the closing of the Merger, the Company transferred all of its operating assets and liabilities to Anvex Split Corp., a Nevada corporation (the “Split-Off Subsidiary”), and contemporaneously with the closing of the Merger, the Company sold all of the outstanding capital stock of the Split-Off Subsidiary to Anna Vechera, its former sole officer, director and stockholder (the “Split-Off Buyer”). In connection with the sale, an aggregate of 3,500,000 shares of the Company’s common stock held by the Split-Off Buyer were surrendered and cancelled without further consideration.

Pursuant to the terms and conditions of the Merger Agreement, and upon the consummation of the Merger:

●
Each share of HRAA’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1,271.111 shares of the Company’s common stock. An aggregate of 1,271,111 shares of the Company’s common stock were issued to the holders of HRAA’s common stock. Immediately prior to the Merger, HRAA had no outstanding securities other than shares of its common stock.

●
Anna Vechera resigned as the Company’s sole officer and director, and simultaneously with the Merger, a new board of directors and new officers were appointed. The Company’s new board of directors consisted of Robert Rubinowitz, Andrea Clark and Keith Siddel, previously the directors of HRAA. In addition, immediately following the Merger, Andrea Clark was appointed as the Company’s President and Chief Executive Officer, Robert Rubinowitz was appointed as the Company’s Chief Operating Officer, Secretary and Treasurer and Keith Siddel was appointed as the Company’s Chief Marketing Officer. Andrea Clark, Robert Rubinowitz and Keith Siddel no longer hold these positions.

On April 13, 2012, the Company changed its name from Anvex International, Inc. to Health Revenue Assurance Holdings, Inc.

On April 13, 2012, the board of directors authorized a 12.98-for-1 split of the Company’s common stock to stockholders of record as of April 13, 2012 (the “Stock Split”). The shares resulting from the Stock Split were issued on April 26, 2012. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the Stock Split.

Private Placement Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, we sold 2,676,255 shares of our common stock, $0.001 par value, for gross proceeds of $663,908, at a purchase price of $0.25 per share (the “Purchase Price”), in a private placement offering (the “Offering”). The Offering was subject to a minimum offering amount of $470,000 (the “Minimum Offering Amount”) and a maximum offering amount of $1,500,000 (the “Maximum Offering Amount”). We agreed to file a registration statement on Form S-1 registering the resale under the Securities Act of all shares sold in the Offering within 60 days after the Maximum Offering Amount was sold.

On April 12, 2012, we closed the Offering by selling an additional $349,000 at the purchase price of $0.25 and issuing 1,394,909 shares of common stock. The total raised in the Offering was $1,012,908.

In addition, as part of the Offering, (i) holders of certain convertible notes of HRAA in an aggregate principal amount of $313,908, which principal amount were included in computing the Minimum Offering Amount, automatically converted into an aggregate of 1,265,381 shares of our common stock at a conversion price of $0.25 per share which is equal to the Purchase Price, and (ii) holders of certain senior secured bridge loan promissory notes of HRAA in the aggregate principal amount of $250,000 automatically converted into an aggregate of 1,343,749 shares of our common stock at a conversion price of $0.19 per share which is equal to a discount of 25% to the Purchase Price.

Overview

The Company is a provider of revenue cycle services to a broad range of healthcare providers. We offer our customers integrated solutions designed around their specific business needs, including revenue cycle data analysis, contract and outsourced coding; billing, coding and compliance audits, coding education, coding consulting, physician coding services and ICD-10 education and transition services. With this approach, our customers benefit from integrated service offerings that we believe enhances their revenue integrity. As a result, we believe we help our customers achieve their business objectives and patient care objectives.

Our Services

We provide the following categories of services to our customers either on a standalone basis or bundled within a comprehensive solution. Depending on a customer’s needs, we offer a mix of the following services as part of our solutions:

●	Coding services

●	Coding consulting services

●	Education services

Coding Services

Coding services can be performed under short term or multi-year contracts in which we assume operational responsibility for various aspects of our customers’ coding operations, including departmental or physician specialty coding, staff augmentation, or full outsource of a hospital or physician group coding operation. In the outsource contracts we typically hire part or all of the customer’s coding staff that supported these functions prior to the transition of services. We then apply our coding expertise and operating methodologies and utilize technology to increase the efficiency of the operations, which usually results in increased coding quality at a lower cost.

Coding Consulting Services

Coding consulting services are typically performed under short term contracts in which we conduct billing and coding audits. In connection with such audits, we  collect and analyze the clients’ clinical documentation, the coding applied, reimbursements and provide recommendations for improvement.

•
Billing and Coding Audits – We apply proven audit techniques to the review of medical records and revenue cycle operations.  We assess all components of the medical record to include operative reports, nurses’ & doctors’ notes, records, and other ancillary tests and orders.  Our methodology enhances our ability to identify procedures and diagnoses that may not be documented by the medical staff.  The information derived these reviews enables our customers to analyze medical staff documentation and review the coding accuracy that drives reimbursements and contributes to resource utilization.  In addition, the results provide a baseline for follow-on assessments enabling continuous improvement and customized coding and compliance training for departmental staff.

•	Consulting – Our consultants assist our customers keep pace with industry and regulatory changes, including consulting in health information management and revenue integrity.

Education Services

We offer various training and educational solutions to our customers including on-site training, coding boot camps, workshops, video training, and on demand webinars.

Our Contracts

Our contracts include services priced using a variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit and pricing risk of a business relationship.  Depending on a customer’s business requirements and the pricing structure of the contract, the amount of profit generated from a contract can vary significantly during a contract’s term. Fixed- or unit-priced contracts, or an outsourcing services contract will typically produce less profit at the beginning of the contract with significantly more profit being generated as efficiencies are realized later in the term. Time and materials contracts are where our billings are based on measurements such as hours, days or months and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of contract, which may result in the customer realizing immediate savings at the beginning of a contract.

Our Significant Customers

Sales to four (4) hospital customers represented approximately 60% of our revenues for the year ended December 31, 2013.  We have direct relationships with the individual hospitals and the health systems.

Hospital Customer A	42.0%
Hospital Customer B	6.0%
Hospital Customer C	6.0%
Hospital Customer D	6.0%
Total	60.0%

Sales to thirteen (13) hospitals were approximately 89% of our revenues for the year ended December 31, 2012.

Five and four vendors represented approximately 56% and 67% of our outstanding accounts payable balance as of December 31, 2013 and December 31, 2012, respectively.

Four and one customers represented approximately 64% and 62% of our accounts receivable as of December 31, 2013 and December 31, 2012, respectively.

Our People

The markets for medical coding and billing personnel and consulting professionals are intensely competitive. A key part of our business strategy is the hiring, training, and retaining of highly motivated personnel with strong character, above average competence and leadership traits. We believe that employing people with such traits is — and will continue to be — an integral factor in differentiating us from our competitors in the revenue cycle industry. In seeking such employees, we screen candidates for employment through a rigorous interview process, skills testing and other profiling to ensure both a cultural/role fit and demonstrable skills. We continue to mature our various compensation programs to remain competitive for talented people resources.

Competition

We operate in an extremely competitive market, and the resources required to meet our customers’ needs changes with their competitive and regulatory landscape. In each of our service lines we frequently compete with companies that have greater financial resources; more sales, and marketing capacity; and larger customer bases than we do. Because many of the factors on which we compete, as discussed below, are outside of our control, we cannot be sure that we will be successful in the markets in which we compete. If we fail to compete successfully, our business, financial condition, and results of operations will be materially and adversely affected.

Competitors

We compete with a number of different revenue cycle service providers depending upon the region, and/or market we are addressing. Some of our competitors include: Precyse Solutions, LLC., KForce, Inc., VersoGenics, Inc. (d/b/a Comforce), Trust Healthcare Consulting Services, LLC, Parallon Business Solutions, Conifer Health Solutions, Inc., Kiwi Technologies, Inc., The Advisory Board Company, DocuCoders, LLC, Reimbursement Management Consultants, Inc., Optum, Inc., MedAssets Inc., Healthcare Cost Solutions, Inc., and Aviacode Incorporated. As we enter new markets or new service lines in the healthcare revenue cycle, we expect to encounter additional competitors. We also frequently compete with our customers’ own internal revenue cycle capability, which may constitute a fixed cost for our customer.

How We Compete

We compete on the basis of a number of factors, including the attractiveness and focused professional services that we offer, pricing, brand recognition, utilization of technology, industry expertise, and quality and reliability of service. Our consulting practice also competes on our tools, process methodologies and our past successes in executing assignments. For hospitals and physician groups, we frequently compete in an environment of declining budgets and reimbursements, which creates pressure to lower our prices. In addition, the market for coding services is affected by an undersupply of coding talent, which results in upward cost pressure on our services. All of these factors may increase pricing and profit pressure on us.

Marketing

We utilize the following sales and marketing methods to reach our target markets:

Direct Sales – We sell direct to targeted hospitals and physician groups with a focus on small hospital systems, independent community hospitals and medium to large physician groups.

Local, Federal and State Industry Associations – We actively participate in several medical association events and our subject matter experts are published and/or speak at their events.

Trade Shows and Conferences – We exhibit at select trade shows and industry conferences across the United States, which provide access to clients, prospects and aid our talent recruitment.

Internet Marketing & E-commerce Strategy – We utilize Internet marketing methods to increase the brand name by search engine optimization, mining and partner links.

Public Relations and Branding –We actively communicate our brand and position on matters important to our business through press releases and our website.

Subsidiaries

Following the Merger, HRAA became our wholly-owned subsidiary.

Dream Reachers, LLC, a Florida limited liability company (“Dream Reachers”), owns an office utilized by the Company for employees and training and is the borrower on a loan related to that office. Dream Reachers does not engage in the real estate rental business. Its office is occupied by the Company at no cost and the Company pays the related mortgage’s principal and interest, taxes and maintenance. Dream Reachers is a wholly-owned subsidiary of the Company.

Regulatory Matters/Compliance

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our clients to incur additional costs and could restrict our or our client’s operations. Many healthcare laws are complex and their application to us, our clients or the specific services and relationships we have with our clients are not always clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the comprehensive products and revenue cycle management solutions that we provide, and these laws and regulations may be applied to our products and services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. See Part I, Item 1A. “Risk Factors” for more information regarding the impact of government regulation on the Company.

Intellectual Property

APC AuditPro™ is our registered trademark. This Annual Report on Form 10-K contains trademarks and trade names of other organizations and corporations.

Research and Development

For the calendar year ended December 31, 2013 and December 31, 2012, the Company spent $0 and $64,386, respectively, on research and development expenses. None of these costs were borne directly by customers. There was no cost associated with compliance of environmental laws. Cumulative software development costs previously capitalized were charged to operations as an impairment expense in an amount totaling $946,931 as of September 30, 2013.

Employees

As of April 8, 2014, we had 109 employees, of these employees, 94 were full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Corporation Information

Our principal executive offices are located at 8551 West Sunrise Boulevard, Unit 304, Plantation, FL 33322. Our telephone number is (954) 472-2340 and our fax number is (954) 370-0157. Our website is www.healthrevenue.com.

Other Information

News and information about us and our wholly-owned subsidiary is available on and/or may be accessed through our website, www.healthrevenue.com. In addition to news and other information about us, we have provided access through this site to our filings with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we file or furnish them electronically. Information on our website does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file or furnish with the SEC. You may also read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

RISK FACTORS

The following risks and the risks described elsewhere in this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially affect our business, prospects, financial condition, operating results and cash flows. If any these risks materialize, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We believe that there is substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and develop an operating company which is cash flow positive. We have not been able to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Key employees are essential to expanding our business.

Tim Lankes, our chief executive officer, Evan McKeown, our chief financial officer and chief administrative officer, Denise Williams, our senior vice president of revenue integrity services, and Todd Willis, our senior vice president of coding business unit are essential to our ability to continue to grow and expand our business. They have established relationships within the industry in which we operate. If they were to leave us, our growth strategy might be hindered, which could materially affect our business and limit our ability to increase revenue.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We currently do not maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant requirements for financial reporting and internal controls. We are required to implement, document and test internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will, in the future, be able to successfully implement proper internal control over financial reporting. We cannot assure you that the measures we will take to implement in any area of financial reporting in need of internal controls will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

In order to improve our internal controls and procedures we began to take steps to address and improve these matters. As of the date of this Annual Report, we have hired an internal control consultant to assist in the design, implementation, and test of adequate controls. We have made pivotal progress to mitigate internal control weaknesses; however, we must still complete the process of design-specific control procedures and test their effectiveness, and maintaining sufficient personnel to implement these tasks before we can report that this weakness has been fully remediated.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures.

Our growth is dependent on the willingness of new customers to outsource their coding work to us.

We plan to grow, in part, by capitalizing on perceived market opportunities to provide our services to new customers. These new customers must be willing to outsource functions which may otherwise have been performed within their organizations. Many customers may prefer to remain with their current provider or keep their coding in-house rather than outsource such services to us. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider’s ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource or change providers of such an important function.

Our largest customers account for a substantial portion of our revenue and profits, and the loss of any of these customers could result in decreased revenue and profits.

Our 4 largest customers accounted for 60% of our revenue for 2013. Generally, we may lose a customer as a result of a merger or acquisition, contract expiration, the selection of another provider of revenue cycle services, business failure or bankruptcy, or our performance. Our staffing and outsourcing contracts typically require us to maintain specified performance levels with respect to the services that we deliver to our customer, with the result that if we fail to perform at the specified levels, we may be required to pay or credit the customer with amounts specified in the contract. In the event of significant failures to deliver the services at the specified levels, a number of these contracts provide that the customer has the right to terminate the agreement. In addition, some of these contracts provide the customer the right to terminate the contract at the customer’s convenience. The customer’s right to terminate for convenience typically requires the customer to pay us a fee. We may not retain long-term relationships or secure renewals of short-term relationships with our large customers in the future.

If we fail to comply with the various covenants contained in our bank financing documents, we may be in default thereunder, which could limit our ability to fund our operations.

As of December 31, 2013, we had borrowed approximately $859,000 under that certain term loan, factoring agreement and mortgage. If we default on any of the financial or operating covenants in any of our agreements evidencing such indebtedness and are unable to obtain an amendment or waiver, the lenders could cause all amounts outstanding under these agreements to be due and payable immediately and, if secured, proceed to foreclose on the collateral securing the indebtedness. Our assets or cash flow may not be sufficient to repay fully the borrowings under our different forms of indebtedness, either upon maturity or if accelerated upon an event of default. A default or potential acceleration could impact our ability to attract and retain customers and could negatively impact trade credit availability and terms, which could have a material adverse effect on our business, financial condition or results of operations.

Profitability of our contracts may be materially, adversely affected if we do not accurately estimate the costs of services and the timing of the completion of projects.

The services that we provide, and projects we undertake, pursuant to our contracts are sometimes complex. Our success in accurately estimating the costs of services and the timing of the completion of projects and other initiatives to be provided pursuant to our contracts is critical to our ability to price our contracts for long-term profitability. While these estimates reflect our best judgment regarding preexisting costs, efficiencies that we will be able to deliver, and resources that will be required for implementation and performance, any increased or unexpected costs, delays or failures to achieve anticipated cost reductions could materially, adversely affect the profitability of these contracts.

Our ability to perform on contracts on which we partner with third parties may be materially and adversely affected if these third parties fail to successfully or timely deliver their commitments.

Our engagements often require that our services incorporate or coordinate with the services, software or systems of other vendors and service providers. Our ability to deliver our commitments may depend on the delivery by these vendors and service providers of their commitments. If these third parties fail to deliver their commitments on time or at all, our ability to perform may be adversely affected, which could have a material adverse effect on our business, revenue, profitability or cash flow. In addition, in some cases, we may be responsible for the performance of other vendors or service providers delivering software, systems or other requirements for our services.

Our contracts generally contain provisions that could allow customers to terminate the contracts and sometimes contain provisions that enable the customer to require changes in pricing, decreasing our revenue and profits and potentially damaging our business reputation.

Our contracts with customers generally permit termination in the event our performance is not consistent with service levels specified in those contracts. The ability of our customers to terminate contracts creates an uncertain revenue and profit stream. If customers are not satisfied with our level of performance, our reputation in the industry may suffer, which may also adversely affect our ability to market our services to other customers.

If we fail to compete successfully in the highly competitive markets in which we operate, our business, financial condition, and results of operations will be materially and adversely affected.

We operate in an extremely competitive market, and the resources required to meet our customers’ needs changes with market and regulatory changes. In all of our service lines, we frequently compete with companies that have greater financial resources; sales, and marketing capacity; and larger customer bases than we do. Because many of the factors on which we compete are outside of our control, we cannot be sure that we will be successful in the markets in which we compete. If we fail to compete successfully, our business, financial condition, and results of operations will be materially and adversely affected.

Increasingly complex regulatory environments may increase our costs.

Our customers are subject to complex and constantly changing regulatory environments. These regulatory environments change and in ways that cannot be predicted. For example, our customers in the hospital sector have been made subject to increasingly complex and pervasive privacy laws and regulations as well as changes to code sets used by our coders and consultants. These regulations may increase our potential liabilities if our services contribute to a failure by our customers to comply with the regulatory regime and may increase the cost to comply as regulatory requirements increase or change.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables, but actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. In addition, timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected.

Technology innovations in the markets that we serve may create alternatives to our products and result in reduced sales.

Technology innovations to which our current and potential customers might have access could reduce or eliminate their need for our services. A new or other disruptive technology that reduces or eliminates the use of one or more of our services could negatively impact the need for our services. Our failure to develop, introduce or enhance our services able to compete with new technologies in a timely manner could have an adverse effect on our business, results of operation and financial condition.

Our growth objectives are largely dependent on the timing and market acceptance of our new service offerings, including our ability to continually enhance our service offerings and to bring those services to market.

Our ability to continually enhance our service offerings and bring those services to market may be adversely affected by difficulties or delays in service implementation, such as the inability to identify viable new services, or gain market acceptance of new services. There are no guarantees that new services will prove to be commercially successful.

The Department of Health and Human Services has announced a delay in initiating the implementation of the ICD-10 system.

In January 2009, the United States Department of Health and Human Services (“HHS”) published a final rule which mandated a change in medical coding in United States health care settings from the current system, International Classification of Diseases, 9th Edition, Clinical Modification (“ICD-9-CM”), to the International Classification of Diseases, 10th Edition, Clinical Modification/Procedure Coding System (“ICD-10-CM/PCS”). Compliance with this ruling was to be achieved by October 1, 2013. The new, mandated version expands the number of codes from 24,000 to 155,000, making it more precise and descriptive and more accurately describing the diagnoses and inpatient procedures of care delivered. The transition to ICD-10-CM/PCS requires significant business and systems changes throughout the health care industry and impacts both business and clinical processes.

On April 9, 2012, as published in the Federal Register, citing concerns about the ability of provider groups to meet the looming compliance deadline to adopt ICD-10-CM/PCS, HHS announced a proposed rule, which would delay the implementation date to October 1, 2014. Interested parties had the ability to comment during a period ending 30 days after the date of the announcement. On August 27, 2012 HHS Secretary Kathleen Sebelius announced the release of a rule that made final a one-year proposed delay—from October 1, 2013 to October 1, 2014 — in the compliance date for the industry's transition to ICD-10 codes.  On April 1, 2014, the President signed into law legislation delaying the implementation date of ICD-10-CM/PCS until at least October 1, 2015.

If we are not able to offer new and valuable services, we may not remain competitive and our revenue and results of operations may suffer.

Our success depends on providing services that healthcare providers use to improve financial performance. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients. Our services may become obsolete in light of rapidly evolving industry standards, technology and client needs, including changing regulations and provider reimbursement policies, such as the transition from fee-for-service reimbursement models to value-based payment, bundled payment and episodic care models. Additionally, some healthcare information technology providers have begun to incorporate enhanced revenue cycle management analytical tools and services into their core product and service offerings used by healthcare providers. These developments may adversely impact the demand for our services. We must invest appropriately proportional to our revenue in order to enhance our existing services, maintain or improve our service capability, competence and breadth; and introduce new high-quality services that clients and potential clients will want.

We may experience significant delays in generating, or an inability to generate, revenues if potential clients take a long time to evaluate our products and services.

Our strategy is to market our strategic outsource services directly to small and medium size healthcare providers, such as small health systems and acute care hospitals; and to increase the breadth of our services utilized by existing clients. The evaluation process is often lengthy and involves significant business risk and business case evaluation and commitment of personnel by these organizations. The use of our services may also be delayed due to an inability or reluctance to change or modify existing procedures or outsource existing functions done internally. Additionally, healthcare providers’ resources may be focused on other mission critical initiatives which could delay their evaluation of our services. If we are unable to sell additional services to existing clients, or enter into and maintain favorable relationships with other similar size healthcare providers, our revenue could grow at a slower rate or even decrease.

Unsuccessful implementation of our products and services with our clients may harm our future financial success.

Some of our new-client engagements are complex and require lengthy and significant work to implement our services. Each client’s situation may be different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet respective implementation responsibilities. If the client implementation process is not executed successfully or if execution is delayed, our relationships with some of our clients, and our results of operations may be adversely impacted. In addition, cancellation of any implementation of our services after it has begun may involve the loss to us of time, effort and resources invested in the cancelled implementation as well as lost opportunity for acquiring other clients over that same period of time. These factors may contribute to substantial fluctuations in our quarterly operating results.

If our services fail to provide accurate information, or if any other element of our services is associated with incorrect, inaccurate or faulty coding, billing, or claims submissions to Medicare or any other third-party payor, we could be liable to clients or the government which could adversely affect our business.

Our services and content were developed based on the laws, regulations and third-party payor rules in existence at the time such content was developed. If we interpret those laws, regulations or rules incorrectly; the laws, regulations or rules materially change at any point after the content was developed; we fail to provide up-to-date, accurate information; or our services are otherwise associated with incorrect, inaccurate or faulty coding, billing or claims submissions, then clients could assert claims against us or the government or qui tam relators on behalf of the government could assert claims against us under the Federal False Claims Act or similar state laws. The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial costs to us, divert management’s attention from operations, damage our reputation and decrease market acceptance of our services. We attempt to limit by contract our liability to clients for damages. We cannot, however, limit liability the government could seek to impose on us under the False Claims Act. Further, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable or otherwise protect us from liability for damages.

If we are unable to establish and maintain healthcare strategic alliances, we may be unable to grow our current base business.

Our business strategy includes entering into strategic alliances and affiliations with leading healthcare service and information technology providers. We work closely with our strategic partners to either expand our penetration in certain areas of the revenue cycle operations for hospitals and physician groups, or expand our market capabilities. We may not achieve our objectives through these alliances. Many of these companies have multiple relationships and they may not regard us as significant to their business. These companies may pursue relationships with our competitors or develop or acquire products and services that compete with our products and services. In addition, in many cases, these companies may terminate their relationships with us with little or no notice. If existing alliances are terminated or we are unable to enter into alliances with leading healthcare service and information technology providers, we may be unable to maintain or increase our market presence.

If we are alleged to have infringed on the rights of others, we could incur unanticipated costs and be prevented from providing our products and services.

We could be subject to intellectual property infringement claims as the number of our competitors grows and our applications’ content overlaps with competitor products. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. Any intellectual property rights claim against us or our clients, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

In addition, a number of our contracts with our clients contain indemnity provisions whereby we indemnify them against certain losses that may arise from third-party claims that are brought in connection with the use of our services.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have limited visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

Our sources of data might restrict our use of or refuse to license data, which could adversely impact our ability to provide certain products or services.

Some of the data that we may use from time to time  may either be purchased or licensed from third parties or may be obtained from our clients for specific client engagements. We may also obtain a portion of the data that we use from public records. We believe that we have all rights necessary to use the data that is incorporated into our training programs and our services. However, in the future, data providers could withdraw their data from us if there is a competitive reason to do so; if legislation is passed restricting the use of the data; or if judicial interpretations are issued restricting use of the data that we currently use in our training programs and services. Further, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated uses. If a substantial number of data providers were to withdraw their data, our ability to provide training and services to our clients could be materially adversely impacted.

Risks Related to Regulatory Matters/Compliance

The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory healthcare environment that affect the purchasing practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could require us to modify our services or reduce the funds available to providers to purchase our products and services.

Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry generally as well as our ability to increase the number of programs and services that we sell to our clients. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses; consolidation in the healthcare industry; regulation; litigation; and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. The law includes provisions to tie Medicare provider reimbursement to health care quality and incentives; mandatory compliance programs; enhanced transparency disclosure requirements; increased funding and initiatives to address fraud and abuse; and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of health care services. Likewise, many states have adopted or are considering changes in health care policies in part due to state budgetary shortfalls. While many of the provisions of the Affordable Care Act have begun to be implemented, we do not know what long-term effect the federal Affordable Care Act or other future changes to federal or state laws may have on our business.

The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013, established a budget process known as sequestration that imposes across-the-board federal spending cuts (with certain exceptions) to meet budget targets. Under this process, a two percent reduction to Medicare provider and plan payments has been in effect since April 1, 2013, and this reduction will continue through 2023 unless additional Congressional action is taken to achieve alternative budget savings or otherwise modify the terms of sequestration. There can be no assurances that reimbursement reductions under sequestration or alternative federal or state budgetary actions will not have an adverse impact on our clients and in turn our business.

If our clients who operate as not-for profit entities lose their tax-exempt status, those clients would suffer significant adverse tax consequences which, in turn, could adversely impact their ability to purchase products or services from us.

State tax authorities have challenged the tax-exempt status of hospitals and other healthcare facilities claiming such status on the basis that they are operating as charitable and/or religious organizations. The outcome of these cases has been mixed with some facilities retaining their tax-exempt status while others have been denied the ability to continue operating as not-for profit, tax-exempt entities under state law. In addition, many states have removed sales tax exemptions previously available to not-for-profit entities, and both the internal revenue service (“IRS”) and the United States Congress are investigating the practices of not-for profit hospitals. The Affordable Care Act added new requirements for hospitals operating as charitable organizations, which the IRS is in the process of implementing through regulations. Those facilities denied tax exemptions could be subject to the imposition of tax penalties and assessments which could have a material adverse impact on their cash flow, financial strength and possibly ongoing viability. If the tax exempt status of any of our clients is revoked or compromised by new legislation, regulation, or interpretation of existing legislation or regulation, that client’s financial health could be adversely affected, which could adversely impact our sales and revenue.

If we fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.

We are subject to federal and state laws and regulations designed to protect patients, governmental healthcare programs, and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules. From time to time participants in the healthcare industry have received inquiries or subpoenas to produce documents in connection with such activities. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted to these efforts. Furthermore, if we are found to be in violation of any federal or state fraud and abuse laws, we could be subject to civil and criminal penalties, and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business and financial condition.

Provisions in Title XI of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals which are applicable to all patients regardless of whether the patient is covered under a governmental health program or private health plan. We attempt to scrutinize our business relationships and activities to comply with the federal anti-kickback statute and similar laws; and we attempt to structure our arrangements in a manner that is consistent with the requirements of applicable safe harbors to these laws. We cannot assure you, however, that our arrangements will be protected by such safe harbors or that such increased enforcement activities will not directly or indirectly have an adverse effect on our business financial condition or results of operations. Any determination by a state or federal agency that any of our activities or those of our vendors or clients violate any of these laws could subject us to civil or criminal penalties; could require us to change or terminate some portions of or operations or business, or could disqualify us from providing services to healthcare providers doing business with government programs; and, thus could have an adverse effect on our business.

Our business, particularly our provision of contract billing and coding services, is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, federal healthcare programs or private health plans. These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our products or services that relate to entry, formatting, preparation or transmission of claim or cost report information may be determined or alleged to be in violation of these laws and regulations. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability; could adversely affect demand for our services; could invalidate all or portions of some of our client contracts; could require us to change or terminate some portions of our business; could require us to refund portions of our services fees; could cause us to be disqualified from serving clients doing business with government payors; and could have an adverse effect on our business.

Federal and state privacy and security laws may increase the costs of operation and expose us to civil and criminal sanctions.

We must comply with extensive federal and state requirements regarding the use, disclosure, retention and security of patient healthcare information. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, as amended by the regulations promulgated pursuant to the HITECH Act, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are set forth in the HIPAA Privacy, Security and Breach Notification Rules. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is subject to the terms of a business associate agreement; is authorized by the individual; or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex set of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information created, received, maintained or transmitted by them or by others on their behalf. The Breach Notification Rule requires covered entities to report breaches of unsecured protected health information to affected individuals, the Secretary of HHS, and, in some circumstances, the media.

Our healthcare provider clients that engage in HIPAA-defined standard electronic transactions, and our own business operations as a healthcare clearinghouse, are directly subject to the HIPAA Privacy, Security and Breach Notification Rules governing “covered entities.” Additionally, because some of our clients are covered entities who disclose protected health information to us so that we may use that information to provide certain consulting or other services to those clients, we are a “business associate” of those clients. In these cases, in order to provide clients with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our clients. Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•
that we will enter into agreements with our subcontractors that create, receive, maintain or transmit the information on our behalf that impose the same restrictions and conditions that apply to us with respect to such information;

•	that we will report breaches of unsecured protected health information, security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.

On January 25, 2013, the Office for Civil Rights of HHS published a major final rule modifying the HIPAA Privacy, Security, Breach Notification and Enforcement Rules, including revisions and changes made pursuant to the HITECH Act. Among other things, this rule expanded the security and certain privacy requirements for business associates that create, receive, maintain or transmit protected health information for or on behalf of covered entities, increased penalties for noncompliance, and strengthened requirements for reporting of breaches of unsecured protected health information. The rule also made business associates and their subcontractors directly liable for civil monetary penalties for impermissible uses and disclosures of protected health information. The rule went into effect March 23, 2013, and as a covered entity and business associate we were, with limited exceptions, required to comply with the applicable requirements of this final rule by September 23, 2013.

Any failure or perceived failure of our products or services to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty and/or enforcement risks and could adversely affect demand for our products and services, and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our clients and HIPAA.

In addition to our obligations under HIPAA, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology (“ONCHIT”), created in 2004, through an Executive Order, and legislatively mandated in the Health Information Technology for Economic and Clinical Health Act (HITECH Act) of 2009, is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of EHRs in the healthcare sector. Several organizations, selected as ONCHIT-Authorized Testing and Certification Bodies for EHR certification, test and certify that EHR products are compliant with the standards, implementation specifications, and certification criteria adopted by the U.S. Department of Health and Human Services. Certified EHR technologies are eligible to be used for the CMS EHR Incentive Programs. Eligible providers may use EHR technology that is certified to 2011 edition certification criteria, 2014 edition certification criteria, or a combination of 2011 and 2014 edition certification criteria. We are yet unable to predict what, if any, impact the development and ongoing refinement of such standards and related ONCHIT activities will have on our products, services or compliance costs.

Failure by us to comply with any of the federal and state standards regarding patient privacy, identity theft prevention and detection, and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain clients and attract new clients.

HIPAA and its implementing regulations also mandate format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we attempt to comply with their requirements, but may be subject to enforcement actions as a result.

Risks Related to Our Securities

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because we were engaged in a reverse merger, it may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we were engaged in a “reverse merger.” Securities analysts of brokerage firms may not provide coverage of the Company since there is little incentive to brokerage firms to recommend the purchase of the common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

Our common stock will be considered a “penny stock” which may be subject to restrictions on marketability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the listed stock exchanges.

Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our common stock. We plan to retain any future earning to finance growth.

We are an “Emerging Growth Company,” and any decision on our part to comply only with curtained reduced disclosure requirements applicable to “Emerging Growth Company” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with the revised accounting standards.

Because we have elected to defer compliance with new or revised accounting standards, our financial statement disclosure may not be comparable to similar companies.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Our status as an “Emerging Growth Company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate headquarters is located at 8551 West Sunrise Boulevard, Unit 304, Plantation, Florida 33322, and is owned by the Company's subsidiary, Dream Reachers. There is a mortgage on the property in the original principal amount of $192,500.

The Company also currently leases 3,293 square feet of office space located at 8551 West Sunrise Boulevard, Unit 305, Plantation, Florida 33322, pursuant to a commercial lease agreement dated September 1, 2011. This property is located adjacent to the Company's corporate headquarters and is used by the Company for employees and training. The lease term is one year with five successive one-year renewal options. The Company is required to enter into a new lease with the landlord for each renewal term. On September 1, 2013, the lease was renewed for one year with a fixed payment of approximately $5,800 per month.

Item 3. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any pending legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been quoted on the OTC Bulletin Board since July 2012 under the symbol “HRAA”. On April 11, 2014, the last reported bid price of our common stock was $0.15 per share. The following table presents the high and low sales price for our common stock for the periods indicated:

	Fiscal 2014
	High	Low

First Quarter (January 1 - March 31)	$0.29	$0.18
Second Quarter (April 1 through April 11)	$0.20	$0.15

	Fiscal 2013
	High	Low

First Quarter (January 1 - March 31)	$0.52	$0.25
Second Quarter (April 1 - June 30)	$0.62	$0.25
Third Quarter (July 1 - September 30)	$0.52	$0.20
Fourth Quarter (October 1 - December 31)	$0.30	$0.11

	Fiscal 2012
	High	Low

Third Quarter (July 12 - September 30)	$0.40	$0.15
Fourth Quarter (October 1 - December 31)	$0.35	$0.10

Stockholders

The approximate number of holders of record of our common stock as of April 10, 2014 was 400 including those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of April 10, 2014, we had 54,752,294 shares of common stock outstanding.

Dividends

We have never declared or paid dividends on our common stock. We do not intend to declare dividends in the foreseeable future because we anticipate that we will reinvest any future earnings into the development and growth of our business. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors, as our board of directors in its discretion deems relevant.

Equity Compensation Plan Information

See Part III, Item 12, under the heading, “Securities Authorized for Issuance Under Equity Compensation Plans” for information on compensation plans under which our equity securities are authorized for issuance.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

Overview

The Company is a provider of revenue cycle services to a broad range of healthcare providers. We offer our customers integrated solutions designed around their specific business needs, including revenue cycle data analysis, contract and outsourced codings, billing, coding and compliance audits, coding education, coding consulting, physician coding services and ICD-10 education and transition services. With this approach, our customers benefit from integrated service offerings that we believe enhances their revenue integrity. As a result, we believe we help our customers achieve their business objectives and patient care objectives.

On February 10, 2012, the Company entered into the Merger Agreement with Acquisition Sub and HRAA, pursuant to which Acquisition Sub was merged with and into HRAA, and HRAA, as the surviving corporation, became a wholly-owned subsidiary of the Company. Before the entry into the Merger Agreement, no material relationship existed between the Company and the Acquisition Sub or HRAA.

Prior to the closing of the Merger, the Company transferred all of its operating assets and liabilities to the Split-Off Subsidiary, and contemporaneously with the closing of the Merger, the Company sold all of the outstanding capital stock of the Split-Off Subsidiary to the Split-Off Buyer. In connection with the sale, an aggregate of 3,500,000 shares of the Company’s common stock held by the Split-Off Buyer were surrendered and cancelled without further consideration.

Pursuant to the terms and conditions of the Merger Agreement, and upon the consummation of the Merger:

●
Each share of HRAA’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 1,271.111 shares of the Company’s common stock. An aggregate of 1,271,111 shares of the Company’s common stock were issued to the holders of HRAA’s common stock. Immediately prior to the Merger, HRAA had no outstanding securities other than shares of its common stock.

●
Anna Vechera resigned as the Company’s sole officer and director, and simultaneously with the Merger, a new board of directors and new officers were appointed. The Company’s new board of directors consisted of Robert Rubinowitz, Andrea Clark and Keith Siddel, previously the directors of HRAA. In addition, immediately following the Merger, Andrea Clark was appointed as the Company’s President and Chief Executive Officer, Robert Rubinowitz was appointed as the Company’s Chief Operating Officer, Secretary and Treasurer and Keith Siddel was appointed as the Company’s Chief Marketing Officer. Andrea Clark, Robert Rubinowitz and Keith Siddel no longer hold these positions.

On April 13, 2012, the Company changed its name from Anvex International, Inc. to Health Revenue Assurance Holdings, Inc.

On April 13, 2012, the board of directors authorized the Stock Split. The shares resulting from the Stock Split were issued on April 26, 2012. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the Stock Split.

Recent Developments

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods.

ICD-10 Transition

In the short term, the main focus of our business will be with respect to the ICD-10 coding transition. In that regard, our potential clients are all hospitals and medical providers, which currently maintain coding personnel in some form that are primarily responsible for seeking reimbursement for patients’ procedures. The current system in place that drives the appropriate medical codes from hospitals/medical facilities to insurance companies is called ICD-9, which was implemented over 30 years ago.

In January 2009, the United States Department of Health and Human Services (“HHS”) published a final rule which mandated a change in medical coding in United States health care settings from the current system, International Classification of Diseases, 9th Edition, Clinical Modification (“ICD-9-CM”), to the International Classification of Diseases, 10th Edition, Clinical Modification/Procedure Coding System (“ICD-10-CM/PCS”). Compliance with this ruling was to be achieved by October 1, 2013. The new, mandated version expands the number of codes from 24,000 to 155,000, making it more precise and descriptive and more accurately describing the diagnoses and inpatient procedures of care delivered. The transition to ICD-10-CM/PCS requires significant business and systems changes throughout the health care industry and impacts both business and clinical processes.

On April 9, 2012, as published in the Federal Register, citing concerns about the ability of provider groups to meet the looming compliance deadline to adopt ICD-10-CM/PCS, HHS announced a proposed rule, which would delay the implementation date to October 1, 2014. Interested parties had the ability to comment during a period ending 30 days after the date of the announcement. On August 27, 2012 HHS Secretary Kathleen Sebelius announced the release of a rule that made final a one-year proposed delay—from October 1, 2013 to October 1, 2014 — in the compliance date for the industry's transition to ICD-10 codes.  On April 1, 2014, the President signed into law legislation delaying the implementation date of ICD-10-CM/PCS until at least October 1, 2015.

We believe the impacts to the ICD-10 delay will have minimal impacts on our near term coding staffing and consulting services and do not affect our ability to acquire long term coding outsourcing service contracts.

Securities Purchase Agreement

On November 12, 2013, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors named therein (each a “Purchaser” and, collectively, the “Purchasers”) for an aggregate of $5,400,000. Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 13,500,000 shares of its Series A 8% Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) and (ii) 5-year warrants (the “Warrants”) to purchase an aggregate of 27,000,000 shares of common stock for an exercise price of $0.30 per share. The Series A Preferred Stock is convertible into common stock on a 2 for 1 basis and is redeemable by the Company, at the option of the investor, 48 months from November 12, 2013 at the stated value of $0.30 per share or a total of $5,400,000 plus accumulated but unpaid dividends, whether declared or not. The Company also issued 1,890,000 warrants as a fee to the placement agent at an exercise price of $0.30 per share.

In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement  with the Purchasers, pursuant to which the Company agreed to register all of the shares of common stock underlying the Series A Preferred Stock and the shares of common stock underlying the Warrants on a registration statement on Form S-1 (the “Registration Statement”) to be filed with the SEC within 30 calendar days following the Closing Date (the “Filing Deadline”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act within 90 calendar days following the Filing Deadline. The Registration Statement was filed on December 11, 2013, as amended December 20, 2013 and declared effective on December 24, 2013.

Separation Agreement with Robert Rubinowitz

On April 14, 2014, the Company entered into a separation agreement with Robert Rubinowitz, its President, Chief Operating Officer, Secretary, Treasurer and director, which provides for the termination of Mr. Rubinowitz's employment and his resignation as an officer and director of the Company, and the termination of that certain Employment Agreement dated October 1, 2013, as amended on November 12, 2013, between the Company and Mr. Rubinowitz. See Part II, “Item 9B, Other Information,” included elsewhere in this Form 10-K.

Resignation of Directors

Directors Mitchell D. Kaye and David Kroin resigned from the board of directors on April 2, 2014 and April 4, 2014, respectively. See Part II, “Item 9B, Other Information,” included elsewhere in this Form 10-K.

Appointment of Tim Lankes as Director

On April 12, 2014, Tim Lankes, the Company's chief executive officer was appointed to the board of directors of the Company. See Part II, "Item 9B, Other Information," included elsewhere in this Form 10-K.

Year ended December 31, 2013 compared to the year ended December 31, 2012

Results of Operations

The following table presents a summary of operating information for the year ended December 31, 2013 and 2012:

	For the years ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease) $	Increase/ (Decrease) %
Revenue	$7,099,514	$5,806,848	$1,292,666	22.26%
Revenue – Related Party	211,239	-	211,239	100.00%
Total Revenue	7,310,753	5,806,848	1,503,905	25.90%
Costs of Revenues	4,061,644	2,830,008	1,231,636	43.52%
Gross profit	3,249,109	2,976,840	272,269	9.15%

Selling and administrative expenses	7,016,533	3,853,820	3,162,713	82.07%
Research and development expenses	-	64,386	(64,386)	(100.00)%
Asset impairment	946,931	-	946,931	100.00%
Depreciation and amortization	83,900	50,765	33,135	65.27%
Total operating expenses	8,047,364	3,968,971	4,078,393	102.76%
Operating income (loss)	(4,798,255)	(992,131)	(3,806,124)	383.63%
Other expense, net	(674,985)	(465,339)	(209,646)	45.05%
Net Income (loss)	$(5,473,240)	$(1,457,470)	$(4,015,770)	275.53%
Cumulative preferred stock dividend	(60,000)	-	(60,000)	100%
Deemed dividend for beneficial conversion feature of preferred stock	(2,634,185)	-	(2,634,185)	100%
Net Income (loss) available to common stockholders	(8,167,425)	(1,457,470)	(6,709,955)	460%

Revenue:

Revenue increased by $1,503,905 or approximately 26%, from $5,806,848 for the year ended December 31, 2012 to $7,310,753 for the year ended December 31, 2013. The increase was due primarily to increased revenue generated as a result of the growing business development and marketing efforts by the Company.

Cost of Revenues:

Cost of revenues increased by $1,231,636 or approximately 44%, from $2,830,008 for the year ended December 31, 2012 to $4,061,644 for the year ended December 31, 2013. The increase was due primarily to additional personnel and related training costs associated with the build-up of the Company’s audit and coding service provider personnel required to service the anticipated increase in service contracts in future periods.

Gross profit:

Gross profit increased by $272,269, or approximately 9%, from $2,976,840 for the year ended December 31, 2012 to $3,249,109 for the year ended December 31, 2013. The increase in gross profit was primarily attributable to increase in business experienced during the year.

Selling and Administrative Expenses:

Selling and administrative expenses were $7,016,533 for the year ended December 31, 2013, an increase of $3,162,713 or approximately 82%, from $3,853,820 for the year ended December 31, 2012. The change in the 2013 period compared to the 2012 period was primarily due to:

●
Personnel costs have increased by approximately $1,895,000 or 91%, from approximately $2,075,000 for the year ended December 31, 2012 to approximately $3,970,000 for the year ended December 31, 2013. The increase is due primarily to increased compensation and related expenses associated with the build-up of the Company’s management, sales and administrative staff in anticipation of growth in business volume.

●
Travel/business development has decreased by approximately $97,000 or approximately 23%, from approximately $429,000 for the year ended December 31, 2012 to approximately $332,000 for the year ended December 31, 2013.

●
Professional fees have increased from approximately $395,000 for the year ended December 31, 2012 to approximately $1,218,000 for the year ended December 31, 2013, an increase of $823,000, or approximately 208%. This increase is attributable to legal, audit, consulting, investor and public relations, and accounting services provided in connection with expenses associated with financial reporting matters.

●	The remainder of the increase in selling and administrative expenses is related to costs associated to the Company’s business development such as marketing, communications, trade shows and seminars.

Research and Development Expenses:

We had no research and development expenses for the year ended December 31, 2013, a decrease of $64,386 or 100%, for the year ended December 31, 2012. The decrease is due to a significant reduction in the technology department personnel and information technology research projects. The Company lacked the available financial resources to invest in research and development.

Asset Impairment:

At the end of September 2013, the Company re-evaluated the capitalized research and development costs associated with the Visualizer software suite of multiple offerings and the OMC (Outsourced Medical Coding) Initiater after an evaluation based in part on the lack of cash flow and customer demand in ICD Visualizer after the general acceptance release date of July 15, 2013. In addition, the Company also considered its going concern risk and cash liquidity concerns that restrain the ability to make capital investments in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. As a result of this evaluation, the Company recorded a loss of $946,931 for that is presented as a line item entitled “asset impairment” on the consolidated statement of operations. The Company will continue to use the Visualizer suite of functionality as internally developed software to generate customized reports for revenue integrity auditing and compliance services but the Company no longer intends to market or sell internally developed software on a stand alone basis.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $84,000 for the year ended December 31, 2013, an increase of approximately $33,000, or 65%, from approximately $51,000 for the year ended December 31, 2012. The increase was primarily due to depreciation costs associated with the Company’s purchases for office furniture and computers necessary to support the increase in personnel.

Other Expenses, net:

Total other expenses, net of other income and gains were $674,985 and $465,339 for the years ended December 31, 2013 and December 31, 2012, respectively. The 2013 amount includes a gain of $365,255 from the change in fair value of warrant liability, $33,364 from the gain on extinguishment of debt relating to a put premium, $146,624 loss on extinguishment of debt, other income of $67 and interest expense of $927,047 while the 2012 amount is primarily interest expense.

Interest expense increased approximately $462,000, from approximately $465,000 for the year ended December 31, 2012. The increase is due to the factoring fees experienced during the year along with interest on finance charges, outstanding debt obligations and amortization of debt discounts.

Net Income (loss) and net income (loss) available to common stockholders:

As a result of the above factors, a net loss of approximately $5,473,240 was recognized for the year ended December 31, 2013 as compared to net loss of approximately $1,457,470 for the year ended December 31, 2012, an increase of approximately $4,015,770 or approximately 276%. The increase in net loss is outlined above. However, the net loss available to common stockholders was $8,167,425 as a result of $60,000 in undeclared Series A preferred stock dividends and a $2,634,185 deemed dividend relating to the value of the beneficial conversion feature on the Series A preferred stock.

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

We believe that both management and stockholders benefit from referring to the following non-GAAP financial measure in planning, forecasting and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision-making and as a means to evaluate period-to-period comparison. Our management uses and relies on the following non-GAAP financial measure:

Adjusted EBITDA from continuing operations

Our management believes Adjusted earnings before interest tax depreciation and amortization (EBITDA) from continuing operations is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of items of a non-operational nature that affect comparability. Our management recognizes that Adjusted EBITDA from continuing operations, like EBITDA from continuing operations, has inherent limitations because of the excluded items.

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

The Company defines Adjusted EBITDA from continuing operations as earnings (or loss) before interest expense, income taxes, depreciation and amortization, asset impairment, loss on early extinguishment of debt, and non-cash stock-based compensation. The Company excludes stock-based compensation because it is non-cash in nature. The following table presents a reconciliation of Adjusted EBITDA from continuing operations to Net Income (loss) from continuing operations allocable to common stockholders, a GAAP financial measure:

	For the year ended
	December 31,	December 31,
	2013	2012
Net loss	$(5,473,240)	$(1,457,470)
Interest expense	927,047	465,349
Asset Impairment	946,931	-
Loss on early extinguishment of debt	146,624	-
Depreciation and amortization	148,037	50,765
Share based compensation expense	639,328	-
Gain on put premium extinguishment of debt	(33,364)	-
Change in fair value of warrant liability	(365,255)	-
Adjusted EBITDA (loss) from operations	$(3,063,892)	$(941,356)

Liquidity and Capital Resources

The Company’s principal sources of liquidity include proceeds from long-term debt and private placement of its shares. Overall, for the year ended December 31, 2013, the Company generated a net $6,287,000 from its financing activities primarily associated with the debt and equity financing. Such proceeds, coupled with its beginning cash balances, were utilized by the Company to fund its negative cash flow from operating activities in the amount of $3,365,005 and investment in capitalized software, property and equipment of approximately $762,439.

As of December 31, 2013, the Company had cash balances of approximately $3,053,485 as compared to approximately $893,458 as of December 31, 2012, an increase of approximately $2,160,027 or 242%.

Net cash used in operating activities was $3,365,005 for the year ended December 31, 2013. This compared to net cash used by operating activities of $1,699,466 for the year ended December 31, 2012. The increase of $1,665,539 was used to fund a net loss of $8,167,425 reduced by non-cash depreciation and amortization of $148,037, software impairment of $946,931, loss on early extinguishment of debt of $146,624 stock based compensation expense of $173,827, amortization of prepaid shares issued for services of $465,501, accretion of premium on debt $33,364, amortization of debt discount of $556,028, cumulative preferred stock dividend of $60,000, deemed dividend for beneficial conversion feature of preferred stock of $2,634,185, bad debt of $26,116, gain from change in fair market value of warrant of $365,255 and changes in operating assets and liabilities totaling ($22,938).

Net cash used in investing activities for the year ended December 31, 2013 was $762,439 compared to $279,918 for the year ended December 31, 2012. The increase is primarily attributable to the development of software.

Net cash provided by financing activities amounted to $6,287,471 for the year ended December 31, 2013, compared to net cash provided in the year ended December 31, 2012 of $2,674,342, representing an increase in net cash flow from financing activities of $3,613,129. This was due to the receipt of net proceeds from the Company’s issuance of stock, equity capital raises, net borrowings from new and existing debt obligations, offset by various debt repayments.

Financing:

The Company and HRAA have the following financing arrangements:

1.
The Company entered into a revolving line of credit for $150,000 with Bank of America in December 2008, for its general working capital needs. The line of credit contains certain restrictive covenants including restrictions on granting liens on the Company's assets. The line is also guaranteed by certain officers of the Company, Robert Rubinowitz and Andrea Clark, and was modified on September 19, 2013. The line of credit had a maturity date of December 18, 2009 and was renewed until December 18, 2012. The line of credit was modified on December 18, 2012 so that the loan no longer had an expiration date of December 18, 2012, but instead, a final maturity date of December 18, 2018. The interest rate per year was equal to the bank’s prime rate plus 6.50%. The bank’s prime rate of interest at December 31, 2012 was 3.25%. First payment of approximately $3,200 was paid October 19, 2013.

2.
The Company entered into a term loan in March 2009 with Bank of America whose proceeds were used for general working capital. The term loan was personally guaranteed by Robert Rubinowitz and Andrea Clark and contain certain restrictive covenants including restrictions on granting liens on the Company's assets. The term loan matured in five years and incurred interest at the rate of 6.75% per annum. The term loan has been consolidated with an existing line of credit. The balance due as of September 19, 2013, the date of the consolidation was approximately $20,697.

3.
On September 19, 2013, The Company consolidated the term loan with the line of credit. The outstanding balance for the term loan and the line of credit prior to consolidation was $20,697 and $133,334, respectively. The new consolidated term loan is personally guaranteed by Robert Rubinowitz and Andrea Clark and contains restrictive covenants, which among other things, prohibit the Company from granting any security interests or liens on the assets of the Company. Payments of principal and interest are approximately $3,200 per month. The new consolidated term loan matures on September 19, 2017 and incurs interest at a rate per year equal to the bank’s prime rate plus 3.5%. The balance due as of December 31, 2013 for the new consolidated term loan was approximately $142,000. Although the Company is current in its payments on this loan, management believes the Company may be in default of certain non-financial covenants. The bank has not notified the Company of any default.

4.
A mortgage made to Dream Reachers related to certain real estate, which houses the Company’s main office in Plantation, Florida. The loan originated in July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due. The loan is collateralized by the real estate and is personally guaranteed by Robert Rubinowitz. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal funds rate plus 3.25%, as established by the United State Federal Reserve. The balance under this mortgage loan as of December 31, 2013 was approximately $174,600. Monthly payments of principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

5.
In June 2012, HRAA entered into a one-year factoring agreement with a finance company. The agreement automatically renews annually unless terminated by either party. Under the terms of the agreement, HRAA, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value. The assignments are transacted with recourse only at the option of the finance company in the event of non-payment. HRAA’s obligations under the factoring agreement are secured by substantially all of the assets of HRAA. For the year ended December 31, 2013, HRAA had factored approximately $4,693,000 of receivables and had received cash advances of approximately $4,708,000. Outstanding receivables purchased by the factor as of December 31, 2013 were approximately $638,000 and are included in accounts receivable in the accompanying consolidated balance sheet, and the secured loan due to the lender was approximately $543,000. Factor fees in 2013 were approximately $138,000, and are included in interest expenses. Although the Company is current in its financial obligations under the factoring agreement, management believes the Company may be in default under the solvency provision and certain non-financial default provisions. The Company has not been notified of any default by the factor company.

6.	The Company leases certain office equipment under non-cancellable operating lease arrangements. Monthly payments under the lease agreements are approximately $500 as of December 31, 2013.

7.
On May 14, 2012, the Company entered into a round of convertible promissory notes totaling $300,000.  The term of each note was 12 months. Interest was computed at 6% based on a 360 day year and was payable on the maturity date, and the conversion rate was $0.10 per share. Interest was due and payable only if the notes were repaid in cash. These notes were converted into common stock at their contractual conversion rate of $0.10 per share on July 15, 2012.

8.
During December 2012, January 2013 and February 2013, the Company entered eighteen loan agreements and promissory notes totaling $2,035,000. As of December 31, 2012, the Company had received $815,000. The remainder of $1,220,000 was received in January and February 2013.  Of the eighteen loans, (i) thirteen of the loans are secured by contract accounts receivable of a Company customer which security interest is subordinate to the lender under the factoring agreement, and (ii) one of the loans is secured by the stock of HRAA. As of December 31, 2013, five of the notes had been converted into an aggregate of 1,608,333 shares of the Company's common stock.

The Company’s Merger yielded cash from the sale of common stock that was approximately $600,000 short of the expected amount to be raised in order in order to execute its growth plan for the near future. Since the time of the Merger, the Company has transacted equity capital raises totaling approximately $6,643,000 of additional capital infusion. The Company has continued its build-up of the personnel and business development efforts and has incurred operating losses As a result, the Company possesses a negative working capital of $2,292,754, at December 31, 2013.

Going Concern

The Company’s ability to continue as a going concern is dependent upon its ability to generate cash from operating activities and obtain additional financing to fund its business plan and to support working capital requirements.

However, as of December 31, 2013, the Company had a working capital deficit, stockholders deficit and accumulated deficit and for the year ended December 31, 2013, incurred net losses, and has used net cash in operations. The Company has not been able to generate sufficient cash from operating activities to fund its on-going operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On November 12, 2013, the Company entered into a Securities Purchase Agreement for the equity sale of $5.4 million in Series A Preferred Stock and Warrants to purchase shares of the Company’s common stock. The net proceeds to the Company after commissions and professional fees was $4,903,652. The net raise is sufficient to fund on-going operations for the next several months. However, the funding is not sufficient to alleviate the going concern issue.

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

We are an emerging growth company; therefore we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2)(B) of the Jumpstart Our Business Startups Act. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, HRAA and Dream Reachers. All significant inter-company transactions and balances are eliminated in consolidation.

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

Asset Impairment

At the end of September 2013, the Company re-evaluated the capitalized research and development costs for the Visualizer software suite of multiple offerings and the OMC Initiater after an evaluation based in part on the lack of cash flow and customer demand in ICD Visualizer after the general acceptance release date of July 15, 2013. In addition, the Company also considered its going concern opinion and cash liquidity concerns that restrain the ability to make capital investments in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. As a result of this evaluation, the Company recorded a loss of $946,931 that is presented as a line item entitled “asset impairment” on the consolidated statement of operations. The Company will continue to use the Visualizer suite of functionality as internally developed software to generate customized reports for revenue integrity auditing and compliance services but the Company no longer intends to market or sell internally developed software on a stand alone basis.

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

Revenue Recognition

The Company recognizes medical coding audit services revenue based on the proportional performance method of recognizing revenue.

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

●
Reporting Phase – includes a summary of audit findings, exit conference with clients, and any other specific deliverables as determined by the contract. The Company generally invoices and recognizes the remaining 10% of the contract value at the completion of the Reporting Phase.

A portion of the Company’s revenue is derived from consulting and coding services provided. Revenue from these revenue streams is recognized after services are performed based on the quoted and agreed upon fee contained in its contracts.

Arrangements with customers may involve multiple elements including software products, education products, training, software product maintenance, coding services, coding audit services and other consulting services. Training and maintenance on software products will generally occur after the software product sale. Other services may occur before or after the product sales and may not relate to the products. Revenue recognition for multiple element arrangements is as follows:

Each element is accounted for separately when each element has value to the customer on a standalone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each element is recognized using the general and specific criteria under GAAP as discussed above for elements sold in non-multiple element arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company has historically sold its services with established rates, which it believes is Company specific objective evidence of selling price. For the new software products, management has established selling prices, which qualifies as Company specific objective evidence of selling price.

For our education products sold we have determined to account for the course materials and training components as one unit of accounting.  Accordingly, revenue is recognized for the single unit upon delivery of the training through our online webinars.

On July 15, 2013, the Company issued a general release for one of its products Visualizer. Software sales on a standalone basis will be recognized upon delivery of the software when evidence of the purchase arrangement exists and the price is determinable, and when collectability is reasonably assured. The Company will continue to use the Visualizer suite of functionality as internally developed software to generate customized reports for revenue integrity auditing and compliance services but the Company no longer intends to market or sell internally developed software on a stand alone basis.

Share Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Vesting terms vary based on the individual grant terms.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The BSM option-pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms. Warrants granted to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

Segment Reporting

Financial Accounting Standards Board ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that based on these criteria it only operates one segment, consulting services, as all other services do not meet the minimum threshold for separate reporting of a segment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Health Revenue Assurance Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Health Revenue Assurance Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Revenue Assurance Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a net loss available to common stockholders and net cash used in operating activities in 2013 of $8,167,425 and $3,365,005, respectively, and has a working capital deficiency, stockholders’ deficiency and  accumulated deficit of $2,292,754, $4,154,247 and $10,752,223, respectively at December 31, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 15, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets

Cash	$3,053,485	$893,458
Accounts receivable	901,918	1,246,814
Accounts receivable - Related Party, net of allowance $16,244 and $0 respectively	25,000	-
Prepaid expenses	1,050,210	3,600
Other current assets	1,676	688
Total Current Assets	5,032,289	2,144,560

Property and Equipment, net	381,847	365,017
Software, net	-	258,933
Other assets	12,665	8,871
Finance costs, net	2,150	2,477
Total Other Assets	14,815	270,281

Total Assets	$5,428,951	$2,779,858

Liabilities and Stockholders' Equity (Deficit)

Accounts payable	$154,324	$207,741
Due to officers	-	75,000
Accrued expenses	40,373	64,077
Accrued payroll	414,684	412,186
Loan payable to factor	542,530	827,075
Accrued interest	5,850	4,524
Line of credit	44,692	25,000
Capital Leases, current portion	32,768	16,923
Notes payable, current portion, net of discount	380,326	202,557
Long term debt, current portion	44,084	37,513
Settlement Payable	7,000	115,278
Deferred Revenue	209,033	-
Other current liabilities	43,379	-
Warrant derivative fair value	5,406,000	-
Accrued preferred stock dividend payable	-	-
Total Current Liabilities	7,325,043	1,987,874
Capital Leases (net of current portion)	26,108	23,974
Line of credit (net of current portion)	-	125,000
Notes payable (net of current portion), net of discount	31,694	273,751
Long term debt (net of current portion)	272,353	181,457
Total Liabilities	7,655,198	2,592,056

Temporary Equity
Series A 8% redeemable convertible preferred stock (13,500,000 and 0 shares issued and outstanding at December 31, 2013 and 2012, respectively –Redemption value of $5,460,000)	1,928,000	-

Commitments and Contingencies (See Note 10)

Stockholders' Equity (Deficit):
Common stock ($0.001 par value, 500,000,000 shares authorized, 54,752,294 and 39,054,867 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively)	54,752	39,055
Additional paid-in capital	6,543,224	2,738,545
Subscription receivable	-	(5,000)
Accumulated deficit	(10,752,223)	(2,584,798)
Total Stockholders' Equity (Deficit)	(4,154,247)	187,802

Total Liabilities and Stockholders' Equity (Deficit)	$5,428,951	$2,779,858

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year-Ended
	December 31,	December 31,
	2013	2012

Revenue	$7,099,514	$5,806,848
Revenue - Related Party	211,239	-
Total Revenue	7,310,753	5,806,848

Cost of Revenues	4,061,644	2,830,008
Gross Profit	3,249,109	2,976,840

Operating Expenses
Selling and administrative expenses (includes stock compensation of $639,328 and $0 in 2013 and 2012, respectively)	7,016,533	3,853,820
Research and development	-	64,386
Asset Impairment	946,931	-
Depreciation and amortization	83,900	50,765
Total Operating Expenses	8,047,364	3,968,971

Operating Loss	(4,798,255)	(992,131)

Other Income (Expense)
Other income	67	10
Interest expense	(927,047)	(465,349)
Gain on extinguishment of debt for put premium	33,364	-
Gain from change in fair value of warrant liability	365,255	-
Loss on extinguishment of debt	(146,624)	-
Total Other Income (Expense), net	(674,985)	(465,339)

Net Loss	(5,473,240)	(1,457,470)
Cumulative preferred stock dividend	(60,000)	-
Deemed dividend for beneficial conversion feature of preferred stock	(2,634,185)	-
Net Loss available to common stockholders	$(8,167,425)	$(1,457,470)

Net Loss Per Share
basic and diluted	$(0.17)	$(0.04)
Weighted Average Number of Shares Outstanding
basic and diluted	48,385,115	32,730,809

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balance at December 31, 2011	16,499,021	$16,499	$751,010	$-	$(1,127,328)	$(359,819)

Recapitalization	13,499,206	13,499	(13,499)	-	-	-
2011 bridge note converted in 2012 related to reverse merger	1,343,729	1,344	248,656	-	-	250,000
Issuance of common stock for cash	4,352,312	4,352	1,051,742	-	-	1,056,094
Repayment of advances with shares	1,265,381	1,266	312,642	-	-	313,908
Value of Beneficial conversion feature in convertible debt	-	-	300,000	-	-	300,000
Repurchase of shares pursuant to settlement agreement	(3,299,802)	(3,300)	(229,200)	-	-	(232,500)
Conversion of convertible debt	3,000,000	3,000	297,000	-	-	300,000
Shares issued to lender as fees	2,375,000	2,375	341,125	-	-	343,500
Offering costs	-	-	(325,911)	-	-	(325,911)
Subscription receivable	20,000	20	4,980	(5,000)	-	-
Fractional rounding	26	-	-	-	-	-
Net Loss 2012	-	-	-	-	(1,457,470)	(1,457,470)
Balance at December 31, 2012	39,054,867	39,055	2,738,545	(5,000)	(2,584,798)	187,802

Conversion of convertible debt	1,608,333	1,608	513,059	-	-	514,667
Issuance of common stock as compensation	462,665	463	158,542	-	-	159,005
Issuance of common stock for cash	3,446,429	3,446	1,234,554	-	-	1,238,000
Deemed dividend for series A preferred stock's beneficial conversion feature	-	-	-	-	(2,634,185)	(2,634,185)
Dividends on series A preferred stock	-	-	-	-	(60,000)	(60,000)
Public offering costs	-	-	(9,553)	-	-	(9,553)
Reclassification of warrant liability	-	-	(101,418)	-	-	(101,418)
Receipt of subscription receivable	-	-	-	5,000	-	5,000
Shares issued as loan fees	5,575,000	5,575	673,778	-	-	679,353
Shares issued for services	4,605,000	4,605	1,320,895	-	-	1,325,500
Stock option expense	-	-	14,822	-	-	14,822

Net Loss 2013	-	-	-	-	(5,473,240)	(5,473,240)
Balance at December 31, 2013	54,752,294	$54,752	$6,543,224	$-	$(10,752,223)	$(4,154,247)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year-Ended
	December 31,	December 31,
	2013	2012
Cash flows from Operating Activities:
Net loss available to common stockholders	$(8,167,425)	$(1,457,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative series A preferred stock dividend	60,000	-
Deemed dividend for beneficial conversion feature of series A preferred stock	2,634,185	-
Amortization of debt discount	556,028	304,808
Amortization of debt issue costs	327	-
Depreciation expense	83,573	50,765
Amortization of software	64,137	-
Software impairment	946,931	-
Accretion of premium on debt	33,364	-
Bad debt expense	26,116	-
Amortization of prepaid shares issued for services	465,501	-
Stock option expense	14,822	-
Shares issued for services	159,005	-
Loss on early extinguishment of debt	146,624	-
Gain from change in fair market value of warrant derivative liability	(365,255)	-
Change in operating assets and liabilities:
Accounts receivable	(17,655)	(1,103,257)
Other assets	(4,788)	5,146
Prepaid expenses	(129,038)	20,912
Accounts payable	(53,417)	53,783
Accounts payable related party	-	75,000
Settlement accrual	7,000	-
Accrued liabilities	(85,801)	383,835
Other accrued liabilities	49,229	-
Accrued payroll	2,499	-
Deferred revenue	209,033	(32,988)
Net Cash used in operating activities	(3,365,005)	(1,699,466)

Cash flows from Investing Activities:
Capitalization of internally developed software	(752,135)	(258,933)
Purchases of property and equipment	(10,304)	(20,985)
Net Cash used in investing activities	(762,439)	(279,918)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	1,243,000	730,183
Proceeds from series A 8% redeemable convertible preferred stock issuance	5,400,000	-
Preferred and common stock offering costs	(505,901)	-
Stockholder loan repayment -related party	(115,000)	-
Stockholder loan - related party	40,000	-
Payment for repurchase of common stock	-	(94,165)
Loan proceeds	1,595,000	1,193,908
Loan proceeds from factor, net	26,890	827,075
Repayments of loans	(1,237,145)	(33,087)
Repayment of capital lease	(18,015)	(1,072)
Settlement payments	(115,278)	-
Borrowings (repayments) on line of credit, net	(26,080)	51,500
Net Cash provided by financing activities	6,287,471	2,674,342

Net increase in cash	2,160,027	694,958
Cash at beginning of year	893,458	198,500
Cash at ending of year	$3,053,485	$893,458

Supplemental schedule of cash paid during the period for:
Interest	$376,539	$36,156
Income Taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock to repay debt	$514,667	$563,908
Capital lease obligation incurred for use of equipment	$90,099	$38,704
Beneficial conversion feature on convertible debt charged to additional paid in capital	$-	$300,000
Conversion of $300,000 notes to common stock	$-	$300,000
Shares issued as a loan fee	$679,353	$343,500
Transfer of accounts payable to notes payable	$-	$65,000
Insurance premium finance contract recorded as prepaid asset	$57,573	$-
Shares issued for prepaid services	$1,325,500	$-
Reclassification of line of credit to note payable	$133,333	$-
Constructive dividend	$2,634,185	$-
Reclassification of derivative to warrant liability	$5,771,255	$-
Debt discount	$37,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

1 – NATURE OF BUSINESS AND GOING CONCERN

Overview

Health Revenue Assurance Holdings, Inc. (the “Company”) is a provider of revenue cycle services to a broad range of healthcare providers. We offer our customers integrated solutions designed around their specific business needs, including revenue cycle data analysis, contract and outsourced coding, billing, coding and compliance audits, coding education, coding consulting, physician coding services and ICD-10 education and transition services. With this approach, our customers benefit from integrated service offerings that we believe enhances their revenue integrity. As a result, we believe we help our customers achieve their business objectives and patient care objectives.

Dream Reachers, LLC, owns the Company’s offices and is the borrower on a mortgage loan related to such offices. Dream Reachers, LLC does not engage in real estate rental business. Its offices are occupied by Health Revenue Assurance Associates, Inc. (“HRAA”) at no cost and HRAA pays the related mortgage’s principal and interest, taxes and maintenance. The Company’s subsidiary HRAA is the sole member effective May 2011. Dream Reachers has been treated as a subsidiary for accounting purposes in the Company’s consolidated financial statements for all periods presented. (See Note 2)

On February 10, 2012, HRAA entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Health Revenue Assurance Holdings, Inc. (formerly known as Anvex International, Inc., "HRAH"), a Nevada company, and its wholly-owned subsidiary Health Revenue Acquisition Corporation (“Acquisition Sub”), which was treated for accounting purposes as a reverse recapitalization with HRAA, considered the accounting acquirer. Each share of HRAA's common stock was exchanged for the right to receive approximately 1,271 shares of HRAH’s common stock. Before their entry into the Merger Agreement, no material relationship existed between HRAH and Acquisition Sub or HRAA. (See Note 12)

On April 13, 2012, the Company changed its name from Anvex International, Inc. to Health Revenue Assurance Holdings, Inc.

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

However, as of December 31, 2013, the Company has a working capital deficiency, stockholders’ deficit and accumulated deficit of $2,292,754, $4,154,247, and $10,752,223, respectively, for the year ended December 31, 2013, incurred net losses available to common stockholders of $8,167,425, and has used net cash in operations of $3,365,005. The Company has not been able to generate sufficient cash from operating activities to fund its on-going operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

As of December 31, 2013, the Company has a cash balance of approximately $3,053,000. The Company is currently addressing the going concern and liquidity issues. The Company expects an increase in cash flow as the result of a growing customer demand for medical billing, consulting, training, and education.

On November 12, 2013, the Company entered into a Securities Purchase Agreement for the sale of $5.4 million in Series A 8% redeemable convertible preferred stock (the “Series A Preferred Stock”) and warrants to purchase shares of the Company’s common stock. The Series A Preferred Stock is convertible into common stock on a 2 for 1 basis and is redeemable by the Company, at the option of the investor, 48 months from November 12, 2013 at the stated value of $0.30 per share or a total of $5,400,000 plus accumulated but unpaid dividends, whether declared or not. The net proceeds to the Company after commissions and professional fees was $4,903,652 and after payment of stockholder loans is $4,322,000. The net raise is sufficient to fund on-going operations for the next several months. However, the funding is not sufficient to alleviate the going concern risk. (See Note 12)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Health Revenue Assurance Associates, Inc. and Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of accounts receivable, valuation of property and equipment, valuation and amortization period of software, valuation of beneficial conversion features in convertible debt, valuation of derivatives, valuation of equity based instruments issued for other than cash, revenue recognition, and the valuation allowance on deferred tax assets.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company’s cash balances are maintained at various banks that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable and Factoring

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded using a specific identification method based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that an allowance in the amount of $16,244 is required as of December 31, 2013. The allowance arises from a website development project contracted with ResumeBear, a related party. The Company accounts for its factoring arrangements as either a sale or a secured financing based on the criteria in ASC 860 "Transfers and Servicing". Estimates of allowances for doubtful accounts are reflected as a recourse obligation, a liability, for factor arrangements treated as a sale with recourse or as a contra asset accounts receivable allowance account for arrangements accounted for as a secured financing.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the software and the related accumulated amortization are removed from the accounts upon retirement of the software with any resulting loss being recorded in operations. On July 15, 2013 the Company issued a general release for one of its products Visualizer. After the general release, the Company recorded approximately $64,000 in amortization expense in the accompanying consolidated financial statements for the year ended December 31, 2013. On September 30, 2013, the Company impaired the capitalized research and development costs for the Visualizer software suite of multiple offerings and the OMC Initiater after an evaluation based in part on the lack of cash flow and customer demand in ICD Visualizer after the general acceptance release date of July 15, 2013. In addition, the Company’s going concern opinion and cash liquidity concerns restrained the ability to make a capital investment in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. The resulting loss of $946,931 is presented as a line item entitled “asset impairment” on the consolidated statement of operations. The Company will continue to use the Visualizer suite of functionality as internally developed software to generate customized reports for revenue integrity auditing and compliance services but the Company no longer intends to market or sell internally developed software on a stand alone basis.

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

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.”  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Revenue Recognition

The Company recognizes medical coding audit services revenue based on the proportional performance method of recognizing revenue.

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

●
Reporting Phase – includes a summary of audit findings, exit conference with clients, and any other specific deliverables as determined by the contract. The Company generally invoices and recognizes the remaining 10% of the contract value at the completion of the Reporting Phase.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

A portion of the Company’s revenue is derived from consulting and coding services provided. Revenue from these revenue streams is recognized after services are performed based on the quoted and agreed upon fee contained in its contracts.

Arrangements with customers may involve multiple elements including software products, education products, training, software product maintenance, coding services, coding audit services and other consulting services. Training and maintenance on software products will generally occur after the software product sale. Other services may occur before or after the product sales and may not relate to the products. Revenue recognition for multiple element arrangements is as follows:

Each element is accounted for separately when each element has value to the customer on a standalone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each element is recognized using the general and specific criteria under GAAP as discussed above for elements sold in non-multiple element arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company has historically sold its services with established rates, which it believes is Company specific objective evidence of selling price. For the new software products, management has established selling prices, which qualifies as Company specific objective evidence of selling price.

For our education products sold we have determined to account for the course materials and training components as one unit of accounting.  Accordingly, revenue is recognized for the single unit upon delivery of the training through our online webinars.

On July 15, 2013, the Company issued a general release for one of its products Visualizer. Software sales on a standalone basis will be recognized upon delivery of the software when evidence of the purchase arrangement exists and the price is determinable, and when collectability is reasonably assured. The Company will continue to use the Visualizer suite of functionality as internally developed software to generate customized reports for revenue integrity auditing and compliance services but the Company no longer intends to market or sell internally developed software on a stand alone basis.

Cost of Revenues

Cost of revenues includes labor costs for services and education development costs. Amortization costs in 2013 of approximately $64,000 were allocated to cost of sales related to software amortization.

Share Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Vesting terms vary based on the individual grant terms.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The BSM option-pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms. Warrants granted to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

Research and Development Costs

In accordance with ASC 730-10, research and development costs are expensed when incurred. Total research and development costs for the years ended December 31, 2013 and 2012 were $0 and $64,386, respectively.

Advertising

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to approximately $121,000 and $130,000 for the year ended December 31, 2013 and 2012, respectively and the total is included in selling and administrative expenses.

Income Taxes

The Company’s subsidiary, HRAA, elected to convert from a Subchapter S corporation for Federal income tax purposes to a C corporation effective October 21, 2011. Upon HRAA’s C corporation election, it began to use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

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

As the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive. Dilutive securities outstanding at December 31, 2013 were 1,000,000 stock options, 29,940,000 warrants, and Series A Preferred Stock convertible into 27,000,000 shares of common stock. No dilutive securities were outstanding in 2012.

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

Contingencies

We accrue for contingent obligations, including legal costs and restructuring costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available. Total legal settlement accrued costs for the year ended December 31, 2013 was $7,000. (See Note 10)

Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2013 and December 31, 2012 was as follows:

	December 31,	December 31,
	2013	2012
Accounts receivable	$901,918	$1,246,814
Accounts receivable –Related party	41,244	-
Allowance for doubtful accounts	(16,244)	-
Total	$926,918	$1,246,814

We had $26,116 and $0 in bad debt expense on trade accounts receivable for years ended December 31, 2013 and 2012, respectively.

4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2013	2012
Building and improvements	$227,603	$227,603
Furniture	119,810	119,810
Computers and Equipment	260,872	160,469
	608,285	507,882
Less - Accumulated depreciation	(226,438)	(142,865)
Total	$381,847	$365,017

Depreciation expense for the years ended December 31, 2013 and 2012 was approximately $84,000 and $51,000, respectively.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

5 – RESEARCH AND DEVELOPMENT AND SOFTWARE

In early 2012, the Company started developing the Visualizer suite. This business intelligence product is designed to meet the emerging need for healthcare analytics. Customer data is infused into the suite, and the Company uses this data in its consulting services to develop pre-defined analytics targeted to address healthcare’s emerging concerns and needs.

The Company’s Visualizer suite offers our consultants a range of functionality. Visualizer also assists healthcare leaders with their need to understand the impacts of the transition to ICD-10 including work flow, productivity, process changes and documentation and reimbursement risks. The application helps to visualize the reimbursement and operational effects of transitioning organizations to ICD-10 and identify where to focus education and documentation issues. It enables clients to develop a custom work plan to mitigate risks from the highest areas of exposure to the least.

At September 30, 2013, the Company had accumulated a total of $1,011,068 in capitalized costs related to the development of the Visualizer suite and the other functionality which was included as software on the accompanying consolidated balance sheet. As of September 30, 2013, we had amortized $64,137 of the capitalized software after the general release on July 15, 2013 for the Visualizer project.

At the end of September 2013, the Company re-evaluated the capitalized research and development costs for the Visualizer software suite. The evaluation was based in part on the lack of cash flow and customer demand in ICD Visualizer after its general acceptance release date of July 15, 2013. In addition, the Company also considered its going concern risk and cash liquidity concerns that restrain the ability to make capital investments in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. As a result of this evaluation, the Company recorded a loss of $946,931 that is presented as a line item entitled “asset impairment” on the consolidated statement of operations. The Company will continue to use the Visualizer suite of functionality as internally developed software to generate customized reports for revenue integrity auditing and compliance services but the Company no longer intends to market or sell internally developed software on a stand alone basis.

Amortization expense for software, for the years ended December 31, 2013 and 2012 was $64,137 and $0, respectively. Software consisted of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Software	$1,011,068	$258,933
Accumulated amortization	(64,137)	-
Asset Impairment	(946,931)	-
Software, net	$-	$258,933

6 – LINES OF CREDIT

Bank

The Company has a $150,000 revolving line of credit with a bank (the “Line of Credit”), effective in December 2008, for its general working capital needs. The line contains certain restrictive covenants including restrictions on granting liens on the Company's assets. The line is also guaranteed by certain officers of the Company. The line of credit matured on December 18, 2009 and was renewed and was due on December 18, 2012. The revolving line was modified on December 18, 2012 so that the loan no longer has an expiration date of December 18, 2012, but instead, a final maturity date of December 18, 2018. The interest rate per year is equal to the bank’s prime rate plus 6.50%. The bank’s prime rate of interest at December 31, 2012 was 3.25%. The balance due at December 31, 2012 was $150,000 with $25,000 reflected as a current portion.

On September 19, 2013, the Company converted the Line of Credit to a term note. The Company consolidated the Line of Credit and an existing bank term loan into a consolidated term loan with a monthly payment in the amount of $3,209 with a new maturity date of September 19, 2017. At the time of the conversion the line of credit had an outstanding balance in the amount of $133,334. (See Note 7)

Dell

The Company maintains a Dell Business Credit line of up to $50,000. Interest rates vary under the line based on difference types of payment plans. The balance due under the line as of December 31, 2013 and 2012 was $44,692 and $25,000, respectively, which is included in line of credit, current portion in the accompanying consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

7 – LONG TERM DEBT AND NOTES PAYABLE

Long Term Debt:

Long Term debt consisted of the following:

	December 31, 2013	December 31, 2012
Bank term loan	$141,857	$38,897
Mortgage loan	174,580	180,073
	316,437	218,970
Less current portion	(44,084)	(37,513)
Total long term portion	$272,353	$181,457

On October 21, 2011, the Company entered into a bridge loan agreement (the “Bridge Loan”) in the amount of $250,000 with a third party lender.  The primary purpose was to repay an initial bridge loan and to pay for certain professional fees in connection with the Merger. The Bridge Loan incurred interest at the rate of 12% per annum which was due only in the event the Merger did not materialize. Upon the closing of the Merger, all interest accrued but not paid was deemed cancelled and paid in full and the entire principal amount of the note was automatically converted into an aggregate of 1,343,749 shares of common stock at a conversion price of $0.19 per share which is equal to a discount of 25% of to the purchase price. The loan was converted to stock in February 2012 (See Note 12).

In March 2009, HRAA entered into a term loan with Bank of America which proceeds were used for general working capital needs (the “Term Loan”).  The Term Loan was established as a result of a conversion of a revolving line of credit.  The Term Loan is personally guaranteed by Robert Rubinowitz and Andrea Clark and contains certain restrictive covenants including restrictions on granting liens on the Company's assets. The Term Loan matured in five years and incurred interest at the rate of 6.75% per annum.  The balance due as of December 31, 2012 was approximately $39,000 and is allocated to current and long-term debt line items on the consolidated balance sheet.

On September 19, 2013, HRAA consolidated the above March 2009 Term Loan with the Line of Credit. (See Note 6) The outstanding balance for the Term Loan and the Line of Credit prior to consolidation was $20,697 and $133,334, respectively. The new consolidated term loan is personally guaranteed by Robert Rubinowitz and Andrea Clark and contains restrictive covenants, which among other things, prohibit the Company from granting any security interests or liens on the assets of the Company. Payments of principal and interest are approximately $3,200 per month. The new consolidated term loan matures on September 19, 2017 and incurs interest at a rate per year equal to the bank’s prime rate plus 3.5%. The balance due as of December 31, 2013 for the new consolidated term loan was approximately $142,000 and is included in the accompanying consolidated balance sheet.

The Company has a mortgage related to certain real estate, which houses the Company’s main offices in Plantation, Florida. The loan originated July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal payment of approximately $129,000 becomes due. The loan is collateralized by the real estate and is personally guaranteed by Robert Rubinowitz, a stockholder of the Company. Interest is fixed at 6.625% for the first five years of the loan, and converts to an adjustable rate for the second five years at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve. The balance under this mortgage loan as of December 31, 2013 and 2012 was approximately $175,000 and $180,000, respectively and is allocated to the current and long term debt line items in the accompanying consolidated balance sheet. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

Although the Company is current in its payments on these loans, management believes the Company may be in default of certain non-financial covenants. The banks have not notified the Company of any default.

Notes payable:

In December 2012, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $815,000. The loan agreements have an interest rate of 12% per annum. Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 2,375,000 shares of common stock to the lenders as loan fees. The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled $343,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $114,958 and $338,692 as of December 31, 2013 and 2012, respectively.

In January and February 2013, the Company entered into loan agreements and promissory notes with various investors upon receipt of $1,220,000. The loan agreements have an interest rate of 12% per annum. Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 5,575,000 shares of common stock to the lenders as loan fees (See Note 12). The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled approximately $679,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $350,522 as of December 31, 2013 and the Company recorded $5,850 in accrued interest.

Of the eighteen above-referenced loans, (i) thirteen of the loans are secured by contract accounts receivable of a Company customer which security interest is subordinate to the lender under the factoring agreement, and (ii) one of the loans is secured by the stock of HRAA.

The Company began paying principal and interest on the above-mentioned notes in early 2013 in accordance with the payment terms. In August 2013, the Company converted $402,083 in investor promissory notes for five (5) individuals into one million six hundred eight thousand three hundred and thirty three (1,608,333) shares of common stock at a conversion price of $0.25 per share.  As a result of the conversion the Company expensed $128,452 of the unamortized discount as interest. Additionally, the Company recorded a loss on conversion of $112,584 as a result of issuing stock at a discount from fair market value.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Notes payable consisted of the following:

	December 31, 2013	December 31, 2012
Principal amount of notes payable	$877,500	$815,000
Unamortized discount	(465,480)	(338,692)
Notes payable, net of discount	412,020	476,308
Less current portion	(380,326)	(202,557)
Total Long term portion	$31,694	$273,751

As of December 31, 2013, principal payments required on long-term debt and notes payable over the next five years and thereafter are as follows:

2014	$786,584
2015	179,084
2016	44,084
2017	31,248
2018	5,576
Thereafter	147,361
Total	$1,193,937

8 – FACTORING AGREEMENT

In June 2012, the Company entered into a one-year factoring agreement with a finance company. The agreement automatically renews annually unless terminated by either party. Under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value. The assignments are transacted with recourse only at the option of the finance company in the event of non-payment. The Company's obligations under the factoring agreement are secured by substantially all assets of the Company. In accordance with ASC 860 "Transfers and Servicing" regarding transfers of receivables with recourse, this factoring arrangement is accounted for as a secured financing. For the year ended December 31, 2013 and 2012, the Company had factored approximately $4,693,000 and $3,850,000, respectively, of receivables and had received cash advances of approximately $4,708,000 and $3,272,000, respectively. Outstanding receivables purchased by the factor as of December 31, 2013 and 2012 were approximately $638,000 and $950,000, respectively, and are included in accounts receivable in the accompanying consolidated balance sheet, and the secured loan due to the lender was approximately $543,000 and $827,000 at December 31, 2013 and 2012, respectively. Factor fees were approximately $138,000 and $119,000 for the year ended December 2013 and 2012, respectively, and are included in interest expenses. (See Note 3)

Although the Company is current in its financial obligations under this factoring agreement, management believes the Company may be in default under the solvency provision and certain non-financial default provisions. The Company has not been notified of any default by the factor company.

9 – CONVERTIBLE PROMISSORY NOTES AND FAIR VALUE MEASUREMENTS

In December 2011, the Company received a deposit of $170,000.  This deposit was an advance on three convertible promissory notes totaling approximately $314,000 signed on February 2, 2012, automatically convertible into future securities sold at 100% of the sale price and non-interest bearing.  These loans qualify as stock settled debt under ASC 480 with a fixed monetary amount of $314,000.  These loans were to mature in August 2012 but were converted into common stock in February 2012.  (See Note 12)

In May 2012, the Company received $300,000 related to five convertible notes. The term of each note was 12 months. Interest was computed at 6% based on a 360 day year and is payable on the maturity date, and the conversion rate was $0.10 per share. Interest was due and payable only if the notes were repaid in cash. These notes were converted to common stock at their contractual conversion rate of $0.10 per share on July 15, 2012. (See Note 12) At the note origination date, the Company recorded a debt discount for the beneficial conversion feature value related to the above referenced convertible note in the amount of $300,000, which is based on the intrinsic value between the fair market value of the Company’s stock and the conversion price. The discount is being amortized to interest expense over the term of the note. In accordance with ASC 470-20-40, upon conversion, the remaining unamortized portion of the beneficial conversion feature value was expensed.

On October 7, 2013, the Company entered into a one-year original issue discount (OID) convertible promissory note with warrants in the amount of $280,000 with Tonaquint, Inc., a Utah corporation (“Tonaquint”). The purchase price for this note and the warrants was $250,000. The Company had the option to repay this note at any time on or before the date that is sixty (60) days from October 7, 2013. The Company recorded a debt discount for the OID of $25,000 and expensed $5,000. The debt was treated as stock settled debt where a put premium of $120,000 was to be recorded over the six-month period to the first conversion date. Tonaquint had the right at any time after the date that is six (6) months from the effective date, at its election, to convert all or any part of the outstanding balance of the note into shares of fully paid and non-assessable common stock of the company based upon a formula that is seventy (70%) percent of the average of the two (2) lowest intra-day trade prices in the fifteen (15) trading days immediately preceding the conversion (the “Conversion Formula”). Tonaquint was granted the right to purchase at any time on or after October 7, 2013 until the date which is the last calendar day of the month in which the fifth anniversary of the “issue date” occurs, 350,000 fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share, as such number may be the adjusted from time to time pursuant to the full ratchet price protection terms and conditions of the warrant. The initial “exercise price” is $0.40 per share of common stock. On November 12, 2013, the note was paid in full with financing received in connection with the sale and issuance of Series A Preferred Stock and warrants pursuant to the Securities Purchase Agreement, dated November 12, 2013, between the Company and the investors named therein. (See Note 12) As mentioned above, the Company issued 350,000 free standing and detachable warrants related to the note. The Company accounted for these warrants issued in accordance with the  GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity due to the price protection provisions. Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We will estimate the fair value of these warrants at the respective balance sheet dates, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. (See below for December 31, 2013 valuations). As a result of the November 12, 2013 financing and the full ratchet protection, the exercise price of the warrants was reduced to $0.20 per share and 350,000 additional warrants were issued to Tonaquint.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

On October 17, 2013, the Company entered into a one-year OID convertible promissory note in the amount of $142,500 with Tonaquint. The purchase price for this note and the warrant was $125,000. The Company had the option to repay this note at any time on or before the date that is sixty (60) days from October 17, 2013. The Company recorded a debt discount for the OID of $12,500 and expensed $5,000. The debt was treated as stock settled debt where a put premium of $61,071 was to be recorded over the six-month period to the first conversion date. Tonaquint had the right at any time after the date that is six (6) months from the effective date, at its election, to convert all or any part of the outstanding balance of the note into shares of fully paid and non-assessable common stock of the Company based upon the Conversion Formula. Tonaquint was granted the right to purchase at any time on or after October 17, 2013 until the date which is the last calendar day of the month in which the fifth anniversary of the “issue date” occurs, 175,000 fully paid and non-assessable shares of the Company’s common stock, as such number may be the adjusted from time to time pursuant to the full ratchet price protection terms and conditions of the warrant. The initial “exercise price” is $0.40 per share of common stock. On November 12, 2013, the note was paid in full with financing received in connection with the sale and issuance of Series A Preferred Stock and warrants pursuant to the Securities Purchase Agreement, dated November 12, 2013, between the Company and the investors named therein. (See Note 12) As mentioned above, the Company issued 175,000 free standing and detachable warrants related to the  note. The Company accounted for these warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity due to the price protection provisions. Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We will estimate the fair value of these warrants at the respective balance sheet dates, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. (See below for December 31, 2013 valuations) As a result of the November 12, 2013 financing and the full ratchet anti-dilution provision, the exercise price of the warrants was reduced to $0.20 per share and 175,000 additional warrants were issued to Tonaquint.

At the time the above two notes were paid off, the Company had accreted $33,364 of the put premium and according recognized a gain on extinguishment of $33,364 relating to this put premium. Further, as only $3,459 of the discount was amortized, the Company recorded a loss on early debt extinguishment of $34,041.

Fair Value Measurements – Derivative liability:

The accounting guidance for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The accounting guidance established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2013:

	Carrying Value at December 31,	Fair Value Measurements at December 31, 2013
	2013	(Level 1)	(Level 2)	(Level 3)

Warrant derivative liability (29,940,000 warrants - See Note 12)	$5,406,000	$-	$-	$5,406,000

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2013:

Balance at December 31, 2012	$-
Reclassification of warrant liability	5,771,255
Change in fair value	(365,255)
Balance December 31, 2013	$5,406,000

Changes in fair value of the warrant derivative liability is included in other income (expense) in the accompanying consolidated statements of operations.

The Company estimates the fair value of the warrant liability utilizing the Binomial Lattice model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term. The Company also used the Black-Scholes pricing model as a comparison to the Binomial Lattice method and the results were similar.  The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2013:

Assumptions	December 31, 2013
Expected term	1.0
Expected Volatility	116%
Risk free rate	1.2%
Dividend Yield	0.00%

There were no changes in the valuation techniques during 2013.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

10 – COMMITMENTS AND CONTINGENCIES

Commitments

Leases:

Until August 2012, the Company leased certain office equipment under non-cancelable operating lease arrangements.  Monthly payments under the lease agreements were approximately $600 per month. The lease expired in August 2012. In September 2012, the Company started a non-cancellable operating lease for office equipment. The lease term is 5 years. Lease payments during the five years are approximately $560 per month.

On September 1, 2011, the Company entered into a commercial lease agreement for additional office space. The lease term is one year with five successive one-year renewal options. Starting September 1, 2013, the lease has been renewed for one year with a fixed payment of approximately $5,800 per month.

Future minimum lease payments under these leases are as follows:

Years Ending December 31:

2014	$53,246
2015	6,720
2016	6,720
2017	5,040
Thereafter	-
Total	$71,726

Capital Leases:

HRAA leases its property and equipment from Dell Financial Services L.L.C. under several capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the lease and accordingly, it is recorded in the Company’s assets and liabilities.

The following is an analysis of the leased assets included in property and equipment:

	December 31, 2013	December 31, 2012
Equipment	$79,210	$41,969
Less accumulated depreciation	(33,607)	(5,926)
Total	$45,603	$36,043

The lease agreements contain  bargain purchase options at the end of the lease terms. The total amount due at December 31, 2013 is $58,876 of which $32,768 is included in short term liabilities.

The following is a schedule by years of future minimum payments required under the lease together with their present value as of December 31, 2013:

Year Ending December 31:
2014	$32,768
2015	22,527
2016	3,581

Total minimum lease payments	58,876
Less amount representing interest	(9,087)
Present value of minimum lease payments	$49,789

Amortization of assets held under capital leases is included with depreciation expense and is approximately $24,200 and $9,400 for the years ended as of December 31, 2013 and 2012, respectively.

Settlement Agreements:

On May 8, 2012, the Company terminated the employment of its Chief Marketing Officer (“CMO”) and subsequently amended its complaint to enforce certain non-competition clauses contained in the employment agreement. The Company sought a declaration of its obligations to pay severance under the terms of its then-existing employment agreement with the CMO.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Pursuant to the settlement agreement, the former CMO agreed to abolish all claims and lawsuits against the Company and its CEO and COO and resigned any and all positions which he had or presently may have had with the Company. As part of the settlement agreement, the Company agreed to make eleven (11) payments totaling $232,500 pursuant to the terms of his prior employment agreement. Additionally, the CMO agreed to transfer his 3,299,802 shares to an officer of the Company in 2012. These payments commenced July 2012 and the final payment in the amount of $23,056 was disbursed on July 29, 2013. In addition, the Company has agreed to abolish all claims and lawsuits against the former CMO. The settlement agreement has a seven (7) day grace period for payments to the former CMO, after which time, he may seek court intervention to enforce the payments. Robert Rubinowitz, the former chief operating officer and Andrea Clark, the chief visionary officer, have personally guaranteed the payments of the settlement agreement. As a result of the settlement agreement, both parties dismissed their respective filings and have agreed to not enter any more lawsuits concerning the scope of this matter.

On March 14, 2013, the Company and its former regional sales manager entered into a settlement agreement to resolve one pending lawsuits arising out of the termination of his employment. The lawsuit was initiated by the former regional sales manager against the Company in the United States District Court for the city of Denver, Colorado. Pursuant to the settlement agreement, the former regional sales manager agreed to abolish all claims and lawsuits against the Company. As part of the settlement agreement, the Company agreed to make a payment totaling $11,000 pursuant to the terms of the settlement agreement and general release of all claims executed by both parties. As of December 31, 2013 the Company had accrued $7,000 for settlement payable.

Employment Agreements:

On October 2, 2013 the Company entered into employment agreements with four (4) of its officers and directors. The employment agreements provide for severance benefits, change in control provisions, accrued but unpaid wages and bonuses, accrued but unpaid vacation time, incentive awards, equity and stock options, and other benefits. These four (4) employment agreements were amended on November 12, 2013. As of December 31, 2013, no performance bonuses have been earned. The Company owed Andrea Clark, its former chief executive officer, $75,000 pursuant to the Merger Agreement, which was accrued in the accompanying consolidated financial statements as due to Ms. Clark through September 30, 2013. The balance due to Ms. Clark was formalized in a promissory note in November 1, 2013. In addition, the Company owed Mr. Rubinowitz, its former president, $40,000 pursuant to a promissory note, dated November 1, 2013, for funds advanced in September 2013. On November 12, 2013, the promissory notes to Ms. Clark and Mr. Rubinowitz were paid in full with financing received in connection with the sale and issuance of Series A Preferred Stock and warrants to purchase shares of the Company’s common stock pursuant to the Securities Purchase Agreement, dated November 12, 2013, between the Company and the investors named therein.

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

On March 26, 2014, the Company notified Dean Boyer, its chief technology officer, that the Company was terminating his employment with the Company as well as that certain employment agreement with the Company dated October 1, 2013, as amended on November 13, 2013, effective March 31, 2014. On March 28, 2014, the Company received a letter from Mr. Boyer’s counsel demanding payment of $421,062.53 as severance in connection with the termination of Mr. Boyer’s employment agreement. On April 7, 2014, the Company received an additional letter from Mr. Boyer’s counsel demanding an additional $13,370.21 for accrued but unused vacation pay. The Company intends to dispute the amounts claimed to be owed to Mr. Boyer.

11 – STOCK OPTIONS AND WARRANTS

Share Based Compensation

The Company is in the process of establishing a non-qualified stock option plan. In advance of the actual establishment of the plan the Company has granted a total of one million (1,000,000) stock options to an officer. The grant date is that which an employer and its employee reach a mutual understanding of the key terms and conditions of a share-based payment arrangement. This is the date on which the employer becomes contingently obligated to issue equity instruments or transfer assets to the employee who renders the requisite service. The Company is obligated for this grant as adoption of a stock option plan and board approval is considered a mere formality.

Stock Options

During the year ended December 31, 2013, the Company recorded pre-tax compensation expense of $14,822 related to the Company’s 1,000,000 options as discussed above. As of December 31, 2013, there was approximately $206,300 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 1.9 years. There were no exercises of stock options for the year ended December 31, 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The 1,000,000 options were valued at $221,121. The estimated value of stock options granted during the year ended December 31, 2013 was $0.22 per share, using the following assumptions:

2013
Dividend yield (1)	0.0%
Expected volatility (2)	116%
5 Year Bond interest rate (3)	1.20%
Expected life (4)	6.0

(1) Represents cash dividends paid as a percentage of the share price on the date of grant.
(2) Based on historical volatility of the Company’s common stock over the expected life of the options.
(3) Represents the U.S. Treasury rates over maturity periods matching the expected term of the options at the time of grant.
(4) The period of time that options granted is expected to be outstanding based upon the simplified method.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

The following table summarizes stock option activity for the year ended December 31, 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	-	-
Granted	1,000,000	0.26	*	$-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2013	1,000,000	$0.26	*	$-
Exercisable at December 31, 2013	-	-	-	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of 2013 and the exercise price, multiplied by the number of in-the-money options).

* These 1,000,000 options were granted without a specified expiration term.

Warrants

2013

In connection with the promissory notes issued to Tonaquint on October 7, 2013 and October 17, 2013, the Company issued 350,000 and 175,000 warrants, respectively. (See Note 9)  As a result of the Series A Preferred Stock and warrant sale on November 12, 2013, the exercise price of both the 350,000 warrants and 175,000 warrants was reduced to $0.20 per share and an additional 525,000 warrants were issued to Tonaquint pursuant to full ratchet anti-dilution provisions.

On November 12, 2013 and in connection with the Series A Preferred Stock offering, the Company issued 27,000,000 warrants to investors and 1,890,000 warrants were issued as a fee to the placement agent all at an exercise price of $0.30 per share. (See Note 12)

Warrant activity for the year ended December 31, 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2012	-	$-
Granted	29,415,000	0.30
Anti-dilution issuance	525,000	0.20
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2013	29,940,000	$0.30
Exercisable at December 31, 2013	29,940,000	$0.30
Aggregate intrinsic value		$52,500

All warrants were issued with an exercise term of 5 years.

Warrants outstanding have a weighted average remaining contractual life of 4.87 years as of December 31, 2013.

12 – STOCKHOLDER’S EQUITY (DEFICIT)

Recapitalization and Deemed Common Stock Issuance

On February 10, 2012, the Company entered into the Merger Agreement with HRAA and Acquisition Sub which was treated for accounting purposes as a reverse recapitalization with HRAA considered the accounting acquirer since the stockholders of HRAA obtained voting and management control of the Company.   Each share of HRAA's common stock was exchanged for the right to receive approximately 1,271 shares of HRAH’s common stock. Before entry into the Merger Agreement, no material relationship existed between HRAH or Acquisition Sub and HRAA.  As part of the recapitalization, the Company is deemed to have issued 13,499,226 shares of common stock, which represents the shares of common stock outstanding in HRAH just prior to the Merger.  There were no recorded assets or liabilities in the Company just prior to the Merger.  All share and per share amounts for all periods presented have been retroactively adjusted to reflect the recapitalization.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Capitalization Changes

On October 8, 2013, the Company amended its articles of incorporation with the Nevada Secretary of State by increasing the number of authorized shares of common stock from 75,000,000 to 500,000,000. This amendment has been retroactively disclosed on the balance sheet.

On October 17, 2013, the Company amended its articles of incorporation with the Nevada Secretary of State to authorize 25,000,000 shares of blank check preferred stock with the authority of the Board to determine the designations, rights, preferences, privileges, limitations and restrictions.(See temporary equity below)

Common Stock

2012:

On February 10, 2012, upon closing of the Merger Agreement, a $250,000 convertible bridge loan was automatically converted into an aggregate of 1,343,749 shares of common stock at the contractual conversion price of $0.19 per share.

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

In April 2012, the Company sold 1,394,909 shares of common stock for approximately $349,000 at a price per share of $0.25.

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

In July 2012, in connection with the settlement agreement discussed in Note 10, upon return of the 3,299,802 shares to the transfer agent, the shares were simultaneously reissued to delegees of Andrea Clark, however, such shares were unvested and subsequently cancelled as a null and void issuance.

On July 15, 2012, the holders of the five convertible notes issued by the Company in May 2012 exercised their rights under the agreement and converted $300,000 into 3,000,000 shares of common stock at the contractual conversion rate of $0.10 per share.

In August 2012, the Company sold 77,743 shares of common stock for $22,000 at a price per share of $0.28.

During the period from October 2012 through December 2012, the Company sold 1,468,786 shares of common stock for $335,600 at prices per share between $0.20 and $0.28.

In December 2012, the Company issued 2,375,000 shares of common stock in connection with a financing transaction as more fully described in Note 6.

During 2012, the Company incurred approximately $326,000 in offering costs that were charged to additional paid-in capital.

2013:

On January 15, 2013, the Company sold 46,429 shares of common stock for $13,000 at a price per share of $0.28.

On January 31, 2013, the Company issued 50,266 shares of common stock as compensation to an employee for services rendered through March 31, 2013. The shares were valued at $0.49 per share based on the quoted trading price per share or $24,630, which was expensed.

In February 2013, the Company issued 5,575,000 shares of common stock in connection with a financing transaction as more fully described in Note 7.

In March 2013, the Company entered into a one-year agreement with a consultant for 230,000 vested shares and cash consideration. The shares were valued on the agreement date, which was the measurement date at $0.35, based on the quoted trading price, and the $80,500 was recorded as a prepaid asset and is being expensed over the term of the contract. The shares were issued on April 1, 2013 to the consultant.

On April 1, 2013, the Company issued an aggregate of 54,847 shares of common stock as compensation to two employees for services rendered through March 31, 2013. The shares were valued at $0.40 per share based on recent cash sales by the Company or $21,939, which was expensed.

On May 19, 2013, the Company sold 625,000 shares of common stock for $250,000 at a price per share of $0.40.

On May 24, 2013, the Company sold 125,000 shares of common stock for $50,000 at a price of $0.40 per share.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

On June 21, 2013, the Company sold 750,000 shares of common stock for $300,000 at a price per share of $0.40.

On June 27, 2013, the Company entered into a financial advisor and agent placement agreement whereby the Company had the option to pay in cash or issue 100,000 shares of common stock. The shares were valued on the agreement date, which was the measurement date at $0.51 per share based on the quoted trading price, and the $51,000 is being expensed over the term of the contract. The Company issued the shares in September 2013.

On July 8, 2013, the Company sold 500,000 shares of common stock for $200,000 at a price per share $0.40.

On August 7, 2013, the Company sold 500,000 shares of common stock for $200,000 at a price per share $0.40.

On August 21, 2013, the Company sold 100,000 shares of common stock for $25,000 at a price per share of $0.25.

On August 27, 2013, the Company issued 400,000 shares of common stock for $100,000 at a price per share of $0.25.

On August 30, 2013, the Company issued 400,000 shares of common stock for $100,000 at a price per share of $0.25 per share.

On August 22, 2013 and August 28, 2013, the Company converted $402,083 in unsecured  promissory notes for five (5) individuals into one million six hundred eight thousand three hundred and thirty three (1,608,333) shares of common stock at a conversion price of $0.25 per share. The shares of common stock were valued at $514,666 based on the quoted trading price of $0.32 and accordingly, the Company recorded a loss on conversion of $112,583.

In September 2013, the Company issued 95,052 shares of common stock as compensation to three employees for services rendered through June 30, 2013. The shares were valued at $0.48 per share based on the quoted trading price per share or $45,625, which was expensed.

On September 6, 2013, the Company entered into a three-year agreement with a company to provide consulting and recruiting services. Upon execution of the agreement, the Company issued 50,000 shares of common stock valued at $0.30 per share based on the quoted trading price, in consideration of their services to be rendered for the first year of the agreement. The $15,000 is being expensed over 12 months.

On September 9, 2013, the Company entered into a one year consulting agreement with a stockholder, Mr. Michael Ciprianni, to provide certain consulting services related to the Company’s business in exchange for four million one hundred twenty five thousand (4,125,000) shares of common stock in consideration of the services to be rendered. The shares were valued on the agreement date, which was the measurement date at $0.28 per share based on the quoted trading price, and the $1,155,000 is being expensed over the term of the contract.

On September 30, 2013, the Company issued 187,500 shares of common stock as compensation to two employees for services rendered through September 30, 2013. The shares were valued at $0.23 per share based on the quoted trading price per share or $43,125, which was expensed.

On October 9, 2013, the Company issued 100,000 shares of common stock as compensation to a consultant to provide services. The shares were valued at $0.24 per share based on the quoted trading price per share or $24,000, which was recorded as prepaid and is being expensed over the term of the agreement, which is six (6) months.

On December 31, 2013, in accordance with a 2012 employment agreement, the Company issued 75,000 shares of common stock as compensation to an employee for services rendered through December 31, 2013. The shares were valued at $0.25 per share based on the quoted trading price per share or $18,750, which was expensed.

Temporary Equity - Preferred Stock

On November 12, 2013, the Company entered into a Securities Purchase Agreement for the sale of Series A 8% Redeemable Convertible Preferred Stock (“Series A stock”) and warrants to purchase shares of the Company’s common stock. The Company sold 13,500,000 of Series A stock and warrants to purchase 27,000,000 shares of the Company’s common stock for gross proceeds of $5,400,000. The net proceeds to the Company after offering costs is $4,903,652. The Series A stock is convertible into common stock on a 2 for 1 basis and is redeemable by the Company, at the option of the investor, 48 months from November 12, 2013 at the stated value of $0.40 per share or a total of $5,400,000 plus accumulated but unpaid dividends, whether declared or not. Due to the redemption feature the Series A Stock is reflected as temporary equity at December 31, 2013 as follows:

Series A sale price	$5,400,000
Less: Reclassification of warrant fair value to liability	(5,669,837)
Offering costs	(496,348)
Plus: Deemed dividend	2,634,185
Series A dividends	60,000
$1,928,000

The Company also issued warrants to purchase 1,890,000 shares of common stock to a placement agent. (See Note 11).

The Company recorded a beneficial conversion value for the preferred stock of approximately $2.6 million as an immediate charge to accumulated deficit as it is considered a constructive dividend to Series A preferred stockholders. As part of this equity financing transaction, the Company issued 27,000,000 five-year warrants  (See Note 11) with immediate vesting rights to convert into common shares at an initial exercise price of $0.30 per share under price protection provisions. The warrants also contain cashless exercise provisions. Due to price protection provisions in the warrants, the Company will account for these warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. (See Notes 9 and 11)

In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement  with the Purchasers, pursuant to which the Company agreed to register all of the shares of common stock underlying the Series A Preferred Stock and the shares of common stock underlying the Warrants on a registration statement on Form S-1 (the “Registration Statement”) to be filed with the SEC within 30 calendar days following the Closing Date (the “Filing Deadline”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act within 90 calendar days following the Filing Deadline. The Registration Statement was filed on December 11, 2013, as amended December 20, 2013 and declared effective on December 24, 2013.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

13 – CONCENTRATIONS

Sales to four (4) hospital customers represented approximately 60% of our revenues for the year ended December 31, 2013.  We have direct relationships with the individual hospitals and the health systems.

Hospital Customer A	42.0%
Hospital Customer B	6.0%
Hospital Customer C	6.0%
Hospital Customer D	6.0%
Total	60.0%

Sales to thirteen (13) hospitals were approximately 89% of our revenues for the year ended December 31, 2012.

Five and four vendors represented approximately 56% and 67% of our outstanding accounts payable balance as of December 31, 2013 and December 31, 2012, respectively.

Four and one customers represented approximately 64% and 62% of our accounts receivable as of December 31, 2013 and December 31, 2012, respectively.

14 – INCOME TAXES

The Company’s subsidiary, HRAA, elected to convert from a Subchapter S corporation for Federal income tax purposes to a C corporation effective October 21, 2011. Accordingly, HRAA’s income or losses are passed through to the stockholders of HRAA for the period January 1 to October 21, 2011. The Company will absorb the tax effects of any income or losses subsequent to the date of conversion to a C corporation and in future years.

The Company has incurred aggregate cumulative net operating losses of approximately $4,209,000 for C corporation income tax purposes through December 31, 2013. The net operating loss carries forward for income taxes, purposes and may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2031 through 2033. Management believes that the realization of the benefits from these losses appears not more likely than not due to the Company’s limited operating history and continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	Year ended	Year ended
	December 31, 2013	December 31, 2012

U.S. Federal "expected" income tax	$(1,860,902)	$(495,540)
State income tax	(198,679)	(52,906)
Non-deductible beneficial conversion interest	-	102,000
Stock compensation	252,366	24,769
Change in fair value of warrant liability	(124,187)	-
Loss on extinguishment of debt	49,852	-
Other	23,585	-
Change in valuation allowance	1,857,964	421,677
Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$1,593,719	$586,600
Stock options	5,578	-
Accrued salary and other	-	35,821
Accrual to cash timing difference	859,735	-
Total gross deferred tax assets	2,459,032	622,421
Deferred tax liabilities:
Depreciation	(9,890)	(31,244)
Total gross deferred tax liabilities	(9,890)	(31,244)
Less valuation allowance	(2,449,142)	(591,177)
Net deferred tax assets	$-	$-

A deferred tax asset of approximately $169,500 results from the C corporation taxable losses totaling $434,509 from the period October 22, 2011 through December 31, 2011. The valuation allowance at December 31, 2012 was $591,177. The increase during 2013 was $1,857,964.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax years 2013, 2012 and 2011 remain open for Internal Revenue Service audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

15 – RELATED PARTY TRANSACTIONS

The Company owed Andrea Clark $75,000. The balance due to Ms. Clark was formalized in a promissory note dated November 1, 2013. The Company also owed Robert Rubinowitz $40,000 pursuant to a promissory note dated November 1, 2013 for funds advanced in September 2013. On November 12, 2013 the promissory notes to Ms. Clark and Mr. Rubinowitz were paid in full from the net proceeds of the Securities Purchase Agreement, dated November 12, 2013, among the Company and the investors named therein.

In March 2013, the Company entered into a contract with ResumeBear, Inc. (“ResumeBear”), a related party, to provide website development services in the amount of $302,764. Mr. Peter Russo, a member of the Company’s board of directors, is the chief executive officer and a director of ResumeBear. Mr. Michael Brainard, a member of the Company’s board of directors, is also a director of ResumeBear. Revenues recorded from ResumeBear were $211,239 for the year ended December 31, 2013. In January 2014, the Company wrote-off approximately $108,000 of the account receivable with ResumeBear which is reflected in the December 31, 2013 consolidated financial statements as an allowance of $16,244 and a reduction of revenue of approximately $92,000. Due to cost overruns and product delivery issues relating primarly to a third party subcontractor, the Company estimates the total loss on this contract is approximately $108,000 through December 31, 2013 and another $88,000 through the date of this report.

16 – SUBSEQUENT EVENTS

Separation Agreement with Robert Rubinowitz

On April 14, 2014, the Company entered into a separation agreement (the “Separation Agreement”) with Robert Rubinowitz, its President, Chief Operating Officer, Secretary, Treasurer and director, which provides for the termination of Mr. Rubinowitz's employment and his resignation as an officer and director of the Company, and the termination of that certain Employment Agreement dated October 1, 2013, as amended on November 12, 2013, between the Company and Mr. Rubinowitz (the “Employment Agreement”).  The Separation Agreement provides that Mr. Rubinowitz will receive (i) $175,000 to be paid in equal increments of $3,365.39 on each of May 2, 2014, May 16, 2014, May 30, 2014, June 14, 2014 and June 27, 2014 and thereafter equal increments of $7,532.05 with the last payment date being April 17, 2015, (ii) $23,557.70 in accrued and unpaid base salary, bonus and vacation earned through April 11, 2014 payable in equal installments of $1,121.80 beginning on July 11, 2014, and (iii) $6,730.77 in accrued salary, in each case, less all applicable deductions and withholdings, from the Company in full and final satisfaction of the amounts due to Mr. Rubinowitz pursuant to the terms of the Employment Agreement.

The Separation Agreement also requires the Company to use commercially reasonable efforts to have Mr. Rubinowitz and Andrea Clark removed as a guarantors under certain of the Company's debt obligations.  The Company also agreed to pay an early termination fee for the early return of Mr. Rubinowitz's leased vehicle.  The Company further agreed to file a Registration Statement with the SEC to register the resale of Mr. Rubinowitz's outstanding common stock as of the date of Separation Agreement.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which is attached as Exhibit 10.22 to this Annual Report on Form 10-K.

Termination of Named Executive Officers

On March 26, 2014, the Company notified Dean Boyer, its chief technology officer, that the Company was terminating his employment with the Company as well as that certain employment agreement with the Company dated October 1, 2013, as amended on November 13, 2013, effective March 31, 2014. On March 28, 2014, the Company received a letter from Mr. Boyer’s counsel demanding payment of $421,062.53 as severance in connection with the termination of Mr. Boyer’s employment agreement. On April 7, 2014, the Company received an additional letter from Mr. Boyer’s counsel demanding an additional $13,370.21 for accrued but unused vacation pay.

On April 15, 2014, the Company notified Joseph Brophy, its senior vice president of operations, that the Company was terminating his employment with the Company as well as that certain letter agreement, dated December 5, 2012, both effective April 25, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective.

We lack internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC reporting, generally accepted accounting principles (GAAP) and tax accounting procedures, as well as our lack of sufficient financial resources to implement the policies and controls required pursuant to the Exchange act. At this time, we also have insufficient segregation of duties among our accounting personnel. We began to take steps to address these matters and have hired an internal control specialist to assist in the design, implementation, and test of adequate controls.

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

As of December 31, 2013, management carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

As of December 31, 2013, management identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we lack internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures. We began to take steps to address these matters as we have hired an internal control consultant to assist in the design, implementation, and test of adequate controls.

We have made pivotal progress to mitigate internal control weaknesses; however, we must still complete the process of design-specific control procedures and test their effectiveness, and maintaining sufficient personnel to implement these tasks before we can report that this weakness has been fully remediated.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As described above, we reviewed our internal controls over financial reporting and there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the fourth quarter of our last fiscal year and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 19, 2014, the Company received a notice from one of its significant customers, Baptist Memorial Health Care Corporation, that it does not intend to renew its services agreement with the Company.  As such, the services agreement will terminate on September 30, 2014. The customer and the Company are in discussions to realign the customer's current contract obligations of ICD-10 staffing commitments to other services under new terms and pricing structures.

Resignation of Directors

On April 2, 2014, Mitchell D. Kaye, a member of our board of directors, resigned. On April 4, 2014, David Kroin, a member of our board of directors, resigned.

Separation Agreement with Robert Rubinowitz

On April 14, 2014, the Company entered into a separation agreement (the “Separation Agreement”) with Robert Rubinowitz, its President, Chief Operating Officer, Secretary, Treasurer and director, which provides for the termination of Mr. Rubinowitz's employment and his resignation as an officer and director of the Company, and the termination of that certain Employment Agreement dated October 1, 2013, as amended on November 12, 2013, between the Company and Mr. Rubinowitz (the “Employment Agreement”).  The Separation Agreement provides that Mr. Rubinowitz will receive (i) $175,000 to be paid in equal increments of $3,365.39 on each of May 2, 2014, May 16, 2014, May 30, 2014, June 14, 2014 and June 27, 2014 and thereafter equal increments of $7,532.05 with the last payment date being April 17, 2015, (ii) $23,557.70 in accrued and unpaid base salary, bonus and vacation earned through April 11, 2014 payable in equal installments of $1,121.80 beginning on July 11, 2014, and (iii) $6,730.77 in accrued salary, in each case, less all applicable deductions and withholdings, from the Company in full and final satisfaction of the amounts due to Mr. Rubinowitz pursuant to the terms of the Employment Agreement.

The Separation Agreement also requires the Company to use commercially reasonable efforts to have Mr. Rubinowitz and Andrea Clark removed as a guarantors under certain of the Company's debt obligations.  The Company also agreed to pay an early termination fee for the early return of Mr. Rubinowitz's leased vehicle.  The Company further agreed to file a Registration Statement with the SEC to register the resale of Mr. Rubinowitz's outstanding common stock as of the date of Separation Agreement.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which is attached as Exhibit 10.22 to this Annual Report on Form 10-K.

Dean Boyer Termination

On March 26, 2014, the Company notified Dean Boyer, its chief technology officer, that the Company was terminating his employment with the Company as well as that certain employment agreement with the Company dated October 1, 2013, as amended on November 13, 2013, effective March 31, 2014.  On March 28, 2014, the Company received a letter from Mr. Boyer’s counsel demanding payment of $421,062.53 as severance in connection with the termination of Mr. Boyer’s employment agreement. On April 7, 2014, the Company received an additional letter from Mr. Boyer’s counsel demanding an additional $13,370.21 for accrued but unused vacation pay. The Company intends to dispute the amount claimed to be owed to Mr. Boyer.

Appointment of  Tim Lankes as Director

On April 12, 2014, the board of directors appointed Tim Lankes, the Company's chief executive officer, as a director. Certain biographical information is provided about Mr. Lankes in Item 10 below, and his employment agreement is summarized under "Employment Agreements" in Item 11 below.

Amendment to Bylaws

On and effective April 14, 2014, the Company's board of directors amended and restated the Company’s Bylaws. The following is a summary of changes effected by adoption of the Second Amended and Restated Bylaws. The following description of the Second Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Bylaws filed as Exhibit 3.2 to this Annual Report on Form 10-K.

Joseph Brophy Termination

On April 15, 2014, the Company notified Joseph Brophy, its senior vice president of operations, that the Company was terminating his employment with the Company as well as that certain letter agreement, dated December 5, 2012, both effective April 25, 2014.

GENERAL

In addition to the amendments described below, the Second Amended and Restated Bylaws include certain changes to (1) clarify language, (2) comply with or confirm to Nevada law and (3) make various technical corrections and non-substantive changes. The Second Amended and Restated Bylaws are referred to herein as the amended Bylaws.

ARTICLE I. STOCKHOLDERS.

Procedures for Calling and Holding Special Stockholders Meetings. The amended Bylaws provide that only the Chairman of the Board of Directors, the President, or a majority of the Board of Directors may call a special meeting of the stockholders.

Annual Meetings of Stockholders.  The amended Bylaws provide that the annual meeting of stockholders will be held at the date and time set by the Board of Directors.  Nevada law provides, however, that if an annual meeting is not held (or directors are not elected by written consent) within eighteen months after the last annual meeting of the stockholders (or election of directors by written consent), a stockholder may petition a Nevada court to require such a meeting.

Matters that May be Brought Before a Meeting of Stockholders.  The amended Bylaws limit the matters that may be brought before a special meeting to those specified in the notice of the meeting and, with respect to annual meetings of stockholders, to those that are: (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or any duly authorized committee thereof), (b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof), or (c) otherwise properly brought before the annual meeting by any stockholder of the Company (i) who is a stockholder of record on the date of the giving of the notice and on the record date for the determination of stockholders entitled to notice of and to vote at such annual meeting and who complies with certain notice procedures set forth in the amended Bylaws.  The notice procedures are detailed and require, among other things, disclosure by the stockholder of any interest in the matter being presented and the stockholder's direct, indirect or potential interest in the Company by way of stock ownership, right to acquire stock or through derivatives, such as swap, option or short interests.

Nomination of Directors. The amended Bylaws provide that directors may be nominated either by the Board or by a stockholder.  To nominate a director, a stockholder must meet certain requirements substantially similar to those required to bring a matter before a meeting of the stockholders, including record date requirements and advance, written notice requirements.

Action by Stockholders.  The amended Bylaws continue to provide that action by the stockholders may be either taken at a meeting of the stockholders at which a quorum is present or by the written consent of stockholders holding a majority of the voting power of the Company's issued and outstanding capital stock.

ARTICLE II. BOARD OF DIRECTORS

Committees.  The amended Bylaws continue to provide that the Board of Directors may delegate authority to committees of the Board, but the authority of such a committee may not extend to: (i) adopting an agreement of merger or consolidation under Sections 92A.005 to 92A.270, inclusive, of the Nevada Revised Statutes, (ii) approving the sale, lease or exchange of all of the Company's property and assets under Section 78.565 of the Nevada Revised Statutes, (iii) amending the Articles of Incorporation of the Corporation, (iv) recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or (v) declaring a dividend.

Removal of Directors.  The amended Bylaws provide that it requires a 2/3 majority of the shares of the Company's stock entitled to vote to remove a member of the Board of Directors, with or without cause.  By contrast, the prior bylaws required only a majority of such shares to remove a director.  The prior provision was, however, inconsistent with Nevada law, which requires the 2/3 majority included in the amended Bylaws.

Changes in Capital Structure.  The prior Bylaws included a provision indicating that the Board of Directors had the authority to change the Company's capital structure.  This provision has been eliminated in the amended Bylaws.

ARTICLE VI.  AMENDMENTS

Authority to Amend the Bylaws.  The amended Bylaws grant exclusive authority to the Board of Directors to amend the Bylaws.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and other biographical information of our directors and executive officers as of April 15, 2014:

Name	Age	Position

Tim Lankes	54	Chief Executive Officer and Director

Andrea Clark	53	Chief Visionary Officer and Chairman of the Board

Evan McKeown	55	Chief Financial Officer and Chief Administrative Officer

Peter Russo	57	Director

Michael Brainard	44	Director

Joseph Brophy	61	Senior Vice President of Operations

The following is a description of the business experience of each of our executive officers and directors:

Tim Lankes, 54, Chief Executive Officer and Director

Mr. Lankes has served as our chief executive officer since February 2014 and as our director since April 2014. From May 2011 until December 2013, Mr. Lankes served as vice president and chief operating officer for Parallon Technology Solutions, an IT outsourcing and consulting subsidiary of Hospital Corporation of America. He previously served as chief operating officer of Christ Presbyterian Church and Academy from July 2009 until August 2011. Prior to that Mr. Lankes held several senior leadership positions at Perot Systems Corporation, over a 15 year tenure, including managing Perot's International Healthcare Division and culminated in his leading their Ambulatory IT and Revenue Cycle Services Division. Mr. Lankes has over 30 years of military and business leadership experience including successful transformations, startup operations and creating sustained growth in healthcare services and consulting. Mr. Lankes holds a B.A. degree in Management from Abilene Christian University and a Master’s of Business Administration from the University of Tennessee. He has served our country with honor as a First Lieutenant in the U.S. Army's Field Artillery and as a Field Artillery Captain in the Tennessee and Minnesota Army National Guard. Mr. Lankes was nominated to the board of directors because of his leadership and consulting experience with profit and non-profit organizations including strategic planning, business development and start-up operations.

Andrea Clark, 53, Chairman of the Board of Directors and Chief Visionary Officer

Ms. Clark has served as chairman of our board of directors since the Merger in February 2012 and previously served as our chief executive officer from February 2012 until February 2014 when she was appointed our chief visionary officer. Prior to the Merger, Ms. Clark served as chief executive officer of HRAA since she founded the company in 2001. Ms. Clark is a health information management expert, having working with hospitals, information systems, outpatient coding, operational and compliance training expertise, including hospital-based and free-standing day surgery sites, emergency room, hospital based clinics and ancillary diagnostic service areas for the last twenty-five years. Ms. Clark received her BS in Health Information Sciences from the University of Wisconsin. She is also certified by the American Health Information Management Association as a Registered Health Information Administrator (RHIA) and by the American Academy of Professional Coders as a Certified Coding Specialist (CCS) and as a Certified Procedural Coder-Hospital (CPCH). Ms. Clark was nominated to the board of directors because of her experience as a healthcare industry luminary, author and speaker with more than 30 years of experience affording the company in-depth prospective, insight and forethought regarding the healthcare revenue cycle, as well as being the founder of HRAA.

Evan McKeown, 55, Chief Financial Officer and Chief Administrative Officer

Mr. McKeown has served as our chief financial officer since April 2013 and as our chief administrative officer since February 28, 2014. Prior to joining the Company, Mr. McKeown served as chief financial officer Perry Baromedical, a regulated medical device manufacturer and world leader in the manufacture, installation and service of FDA approved Hyperbaric Oxygen Chambers, from December 2011 until May 2012.  From March 2009 to December  2011, Mr. Keown was an independent consultant providing tax, consulting and business advisory services. Mr. McKeown also served as chief financial officer and controller of National Healing Corporation, a leader in providing comprehensive outpatient wound care centers and wound and disease management solutions for hospitals, from November 2007 to February 2009. During his tenure at National Healing Corporation, Mr. McKeown gained relevant experience with healthcare coding and hospital contract negotiations. Prior to that, Mr. McKeown was the senior vice president, chief financial officer and chief accounting officer for Applied Digital Solutions, a former publicly traded company that provided radio frequency identification and security technology for various consumer and commercial applications. Mr. McKeown also served as a Tax Manager for Ernst & Young and was a senior accountant with Coopers & Lybrand. Mr. McKeown received his B.S. in Business Administration from the University of Maine and is licensed as a Certified Public Accountant in the State of Maine.

Peter Russo, 57, Director

Mr. Russo has served as our director since August 2013. Mr. Russo currently serves as chief executive officer and director of Resume Bear Holdings Corp. a startup online job search technology company, since January 2014 and August 2013, respectively. Previous to that Mr. Russo served as chief financial officer and treasurer of magicJack VocalTec Ltd., a publicly traded company listed on the NASDAQ under the symbol “CALL,” from July 2010 to May 2013 and also served as its principal accounting officer. Prior to his appointment as chief financial officer of magicJack VocalTec Ltd., Mr. Russo served as chief financial officer of YMax Corp from May 2005 to July 2010. Prior to joining YMax, from 1996-1999, Mr. Russo was a consultant and served as chief financial officer of Group Long Distance, Inc. (“GLD”), a publicly traded reseller of local and long distance services, that was previously listed on the NASDAQ under the symbol “GLDI.”  Prior to joining GLD, Mr. Russo was the Executive Vice President of the State Bank of South Australia. Mr. Russo currently serves on the Advisory Board of Ocho Gaming, LLC. Ocho Gaming is a premiere operator and provider of online gaming in the Latin American market. Mr. Russo, along with his wife, is co-founder of FriendlyBands LLC a maker of craft and bracelet products. Mr. Russo holds a B.B.A. degree from Pace University in New York.  Mr. Russo was nominated to the board of directors because of his past experience as chief financial officer of other publicly traded companies and his knowledge to effectively participate as a board member.

Michael Brainard, 44, Director

Mr. Brainard has served as our director since September 2013. Mr. Brainard is currently chief executive officer of Brainard Strategy Inc. since 2005. Mr Brainard has served as a director of ResumeBear Holdings Corp. since August 2013 and previously served as its chief executive officer from August 2013 until January 2014. Mr Brainard is also the chief executive officer and a director of ResumeBear, Inc. since July 2012. Mr. Brainard brings over 20 years of experience to the board of directors as a management consultant, senior executive, executive coach, manager, entrepreneur, and researcher. As a management consultant, Mr. Brainard has designed and conducted process re-engineering and re-structuring, organizational assessments, leadership development initiatives, performance management systems, change management processes, and a variety of strategic planning initiatives. Additionally Mr. Brainard has worked as a post-acquisition internal and external integration leader. Mr. Brainard has provided strategy and consulting services to companies such as Scripps, AMN Healthcare, AccentCare, Memorialcare, and Patient Safe Solutions. He holds a B.A. in Psychology from the University of Delaware, a M.S. in Industrial Psychology from Alliant International University and a Ph.D. in Industrial Psychology from Alliant International University. Mr. Brainard was nominated to the board of directors due to his 20 years of strategy consulting experience, much of which is in the healthcare space.

Joseph Brophy, 61, Senior Vice President of Operations

Mr. Brophy has served as our senior vice president of operations since January 2013. As Senior Vice President of Operations, Mr. Brophy is responsible for overseeing all day-to-day operations of HRAA’s products and services, including technology and analytics solutions, coding, education, auditing, consulting and ICD-10 transition solutions, to ensure the very best customer experience. Previous to that Mr. Brophy served as the Director of Healthcare Sales-East Coast for Axway Inc. from June 2006 until January 2013. Mr. Brophy is a seasoned executive in the healthcare technology sector and understands the necessities of HRAA’s core customer segment. Mr. Brophy is a vital component of our team as we continue to deliver products and services that safeguard our customers and partners. Mr. Brophy brings over 25 years of healthcare operations, technology, consulting, business and sales expertise to HRAA. He has held roles as a hospital COO, Consultant, Director of Business Development and Regional Sales Executive. Mr. Brophy holds a Master of Arts, Administration from Rider University and a Bachelor of Arts from Saint Francis University.

Section 16(a) Beneficial Ownership Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Corporate Governance

The board of directors has not adopted corporate governance principles. Currently, the Company’s Chief Visionary Officer also holds the position of Chairman of the board of directors. In the future, however, the board of directors may reconsider whether its Chief Visionary Officer should also serve as the board of directors Chairman.

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

Code of Conduct and Corporate Ethics Policy

Our board of directors has approved, and we have adopted, a Code of Conduct and Corporate Ethics Policy (the "Code of Conduct"), which applies to all of our directors, officers and employees. Our board of directors has also approved, and we have adopted, a Code of Ethics for Senior Financial Officers (the "Code of Ethics for SFO"), which applies to our Directors, Senior Financial Officers and management team in contact with key financial data. The Code of Conduct and the Code of Ethics for SFO are available free of charge upon written request to Health Revenue Assurance Holdings, Inc., 8551 West Sunrise Boulevard, Unit 304, Plantation, Florida 33322, Attention: Chief Financial Officer.

Indemnification Agreements

In November 2013, in connection with the appointments of David Kroin and Mitchell Kaye as directors, the Company entered into indemnification agreements with certain of its officers and directors, which indemnify such officers and directors from proceedings related to the fact that he or she was/is a director or officer or arising while he or she was/is serving as a director or officer.

Item 11. Executive Compensation

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during our fiscal 2013 and 2012 years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Andrea Clark	2013	$178,365	–	–		–		–	$10,312	(2)	$188,677
Chief Executive Officer (1)	2012	$175,000	–	–		–		–	$12,000	(3)	$187,000

Robert Rubinowitz	2013	$178,365							$12,187	(5)	190,552
President, Chief Operating Officer and Chief Financial Officer(4)	2012	$175,000							$12,000	(3)	$187,000

Evan McKeown,	2013	$106,154	–	–		221,121	(7)	–	–		$327,275
Chief Financial Officer and Chief Administrative Officer (6)	2012	–	–	–		–		–	–		–

Dean Boyer	2013	$203,846	–	–		–		–	–		$203,846
Chief Technical Officer (8)	2012	$135,115	–	–		–		–	–		$135,115

Joseph Brophy	2013	$164,904	–	62,130	(10)(11)	–		–	--		$227,034
SVP of Operations (9)	2012	–	–	–		–		–	–		–

Michael Gallagher	2013	$150,000	–	73,125	(13)(14)	–		–	--		$223,225
Chief Medical Information Officer (12)	2012	–	–	–		–		–	–		–

(1)
On February 26, 2014, Ms. Clark resigned as chief executive officer and was appointed chief visionary officer. On February 26, 2014, Mr. Tim Lankes was appointed chief executive officer of the Company.

(2)	This amount includes $10,312 for a car allowance.
(3)	This amount includes $12,000 for a car allowance.
(4)	Mr. Rubinowitz served as chief financial officer through April 22, 2013. Mr. Rubinowitz resigned as president on April 14, 2014.
(5)	This amount includes $12,187 for a car allowance.

(6)	Mr. Evan McKeown was appointed as chief financial officer of the Company on April 22, 2013 and as Chief Administrative Officer on February 28, 2014.

(7)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 1,000,000 shares of our common stock.

(8)	Mr. Boyer’s employment with the Company was terminated effective March 31, 2014.

(9)	Mr. Brophy's employment was terminated on April 15, 2014, effective April 25, 2014.

(10)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 245,851 shares of our common stock.
(11)	This amount includes $62,130 for restricted stock grants.

(12)	Mr. Gallagher resigned as chief medical information officer and chief medical officer in February 2014.

(13)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 206,504 shares of our common stock.

(14)	This amount includes $73,125 for restricted stock grants.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

Employment Agreements

We have entered into employment agreements with our officers.

Employment Agreement with Tim Lankes

On February 26, 2014, the Company entered into an employment agreement with Tim Lankes (the “Lankes Agreement”), pursuant to his appointment as the Company’s Chief Executive Officer. Pursuant to the Lankes Agreement, Mr. Lankes will receive an annual base compensation of $240,000 (the “Base Salary”). In addition to his Base Salary, Mr. Lankes is eligible to receive a performance bonus for each completed fiscal year equal to 50% of his base salary (the “Target Bonus”), which may be greater or less than the Target Bonus, as determined by the board of directors. Additionally, Mr. Lankes shall be granted options (the “Options”) to acquire a number of shares of the Company’s common stock equal to 2.5% of the total number of shares of the Company’s common stock outstanding as of the date of the appointment on a fully diluted basis, to vest in annual equal installments over four years. The Options shall vest immediately upon a change of control of the Company, as defined in the Lankes Agreement. Mr. Lankes shall also receive a restricted stock unit grant (the “Performance Vesting Grant”) of the Company’s common stock equal to 2.5% of the total number of shares of the Company’s common stock outstanding, to vest based on attaining certain enterprise values detailed in the Lankes Agreement. The Lankes Agreement also provides for incentive awards, as well as a benefit package, including medical, disability, insurance, 401(k) and other equity programs. The Lankes Agreement will end on the earlier of (i) Mr. Lankes' death or mental or physical disability or incapacity, (ii) Mr. Lankes' resignation, or (iii) termination by the Company at any time with or without cause. The Lankes Agreement may be terminated by the Company for cause. Should the Company terminate the agreement without cause, Mr. Lankes is entitled to receive one times his Base Salary at the time of termination. Should the Lankes Agreement be terminated by the Company for cause or if Mr. Lankes resigns for any reason other than good reason, as defined in the Lankes Agreement, Mr. Lankes is entitled to receive his Base Salary through the date of termination and payment for any accrued but unused vacation time, and shall not be entitled to any other salary, bonus, compensation, or benefits.

Employment Agreement with Andrea Clark

On October 2, 2013, the Company entered into an employment agreement with Andrea Clark and amended such agreement on November 12, 2013 (the “Clark Agreement”). Pursuant to the Clark Agreement, Ms. Clark will receive annual base compensation of $175,000, which may be increased but not decreased from time to time as determined by the board of directors of the Company. The Clark Agreement also provides for incentive awards, as well as a benefit package, including medical, disability, insurance, 401(k) and other equity programs. The term of the Clark Agreement is three (3) years and shall automatically be renewed for successive three (3) year terms thereafter, unless otherwise notified in writing ninety (90) days prior to the termination of the agreement. The Clark Agreement may be terminated by the Company for cause. Should the Company terminate the agreement without cause, Ms. Clark is entitled to receive two times her base salary at the time of termination; a pro-rata bonus payment on any bonus or incentive plan; any earned but unpaid base salary, and accrued but unpaid vacation time. Should the Clark Agreement be terminated by Ms. Clark two years after the effective date, Ms. Clark shall be entitled to receive: any earned but unpaid base salary and bonus compensation; any earned but unpaid vacation time; a pro-rata bonus or incentive plan award; and, at Ms. Clark’s election, either (i) registered shares of the Company’s common stock equal to 100% of her base salary at the time of resignation, or (ii) fully vested and cashless exercisable discounted stock options. In the event there is: (1) a change of control of the Company; and (2) Ms. Clark is terminated within six months following such change of control, Ms. Clark shall be entitled to receive any earned but unpaid base salary, any earned but unpaid bonus compensation, two times her base salary as of the date of the change of control, two times the average bonus paid to Ms. Clark over the three previous calendar years, and accrued but unpaid vacation time. Should the Clark Agreement be terminated in the event of death or disability of Ms. Clark, Ms. Clark or her estate, shall be entitled to receive two times her base salary immediately prior to termination, a pro-rata bonus payment on any bonus or incentive plan; earned but unpaid base salary and earned but unpaid bonus compensation, and accrued but unpaid vacation time.

Employment Agreement with Evan McKeown

On October 2, 2013, the Company entered into employment agreement with Evan McKeown and amended such agreement on November 12, 2013 (the “McKeown Agreement”).

Pursuant to the McKeown Agreement, Mr. McKeown will receive annual base compensation of $180,000, which may be increased but not decreased from time to time as determined by the board of directors of the Company. The McKeown Agreement also provides for incentive awards, as well as a benefit package, including medical, disability, insurance, 401(k) and other equity programs. The term of the McKeown Agreement is two (2) years and shall automatically be renewed for successive two (2) year terms thereafter, unless otherwise notified in writing ninety (90) days prior to the termination of the agreement. The McKeown Agreement may be terminated by the Company for cause. Should the Company terminate the agreement without cause, Mr. McKeown is entitled to receive: (1) two times his base salary at the time of termination if terminated within six months of execution of the McKeown Addendum, and one time base salary if terminated after six months of execution of the McKeown Addendum; (2) a pro-rata bonus payment on any bonus or incentive plan; and (3) any earned but unpaid base salary, and accrued but unpaid vacation time. In the event there is: (1) a change of control of the Company; and (2) Mr. McKeown is terminated within six months following such change of control, Mr. McKeown shall be entitled to receive any earned but unpaid base salary, any earned but unpaid bonus compensation, two times his base salary as of the date of the change of control, two times the average bonus paid to Mr. McKeown over the three previous calendar years, and accrued but unpaid vacation time. Should the McKeown Agreement be terminated in the event of death or disability of Mr. McKeown, Mr. McKeown or his estate, shall be entitled to receive the greater of the base salary owed immediately prior to termination or one year’s base salary, a pro-rata bonus payment on any bonus or incentive plan; earned but unpaid base salary and earned but unpaid bonus compensation, and accrued but unpaid vacation time.

Additionally, Mr. McKeown was granted options to purchase 1,000,000 shares of the Company’s common stock (the “ Options ”) at a per share exercise price of the fair market value per share of the Company’s common stock at the time of execution. The Options shall vest after two years or upon termination of Mr. McKeown for any reason, whichever happens sooner.

Employment Agreement with Robert Rubinowitz

On October 2, 2013, the Company entered into an employment agreement with Robert Rubinowitz and amended such agreement on November 12, 2013 (the “Rubinowitz Agreement”). On April 14, 2014, the Company entered in a separation agreement with Mr. Rubinowitz which is described elsewhere in this Annual Report on Form 10-K.

Pursuant to the Rubinowitz Agreement, Mr. Rubinowitz will receive annual base compensation of $175,000, which may be increased but not decreased from time to time as determined by the Board of Directors of the Company. The Rubinowitz Agreement also provides for incentive awards, as well as a benefit package, including medical, disability, insurance, 401(k) and other equity programs. The term of the Rubinowitz Agreement is three (3) years and shall automatically be renewed for successive three (3) year terms thereafter, unless otherwise notified in writing ninety (90) days prior to the termination of the agreement. The Rubinowitz Agreement may be terminated by the Company for cause. Should the Company terminate the agreement without cause, Mr. Rubinowitz is entitled to receive two times his base salary at the time of termination; a pro-rata bonus payment on any bonus or incentive plan; any earned but unpaid base salary, and accrued but unpaid vacation time. Should the Rubinowitz Agreement be terminated by Mr. Rubinowitz two years after the effective date, Mr. Rubinowitz shall be entitled to receive: any earned but unpaid base salary and bonus compensation; any earned but unpaid vacation time; a pro-rata bonus or incentive plan award; and, at Mr. Rubinowitz ’s election, either (i) registered shares of the Company’s common stock equal to 100% of his base salary at the time of resignation, or (ii) fully vested and cashless exercisable discounted stock options. In the event there is: (1) a change of control of the Company; and (2) Mr. Rubinowitz is terminated within six months following such change of control, Mr. Rubinowitz shall be entitled to receive any earned but unpaid base salary, any earned but unpaid bonus compensation, two times his base salary as of the date of the change of control, two times the average bonus paid to Mr. Rubinowitz over the three previous calendar years, and accrued but unpaid vacation time. Should the Rubinowitz Agreement be terminated in the event of death or disability of Mr. Rubinowitz, Mr. Rubinowitz or his estate, shall be entitled to receive two times his base salary immediately prior to termination, a pro-rata bonus payment on any bonus or incentive plan; earned but unpaid base salary and earned but unpaid bonus compensation, and accrued but unpaid vacation time.

Employment Agreement with Dean Boyer

On October 2, 2013, the Company entered into employment agreement with Dean Boyer and amended such agreement on November 12, 2013 (the “Boyer Agreement”). On March 26, 2014, the Company notified Dean Boyer, its chief technology officer, that the Company was terminating his employment with the Company as well as that certain employment agreement with the Company dated October 1, 2013, as amended on November 13, 2013, effective March 31, 2014.

Pursuant to the Boyer Agreement, Mr. Boyer will receive annual base compensation of $200,000, which may be increased but not decreased from time to time as determined by the board of directors of the Company. The Boyer Agreement also provides for incentive awards, as well as a benefit package, including medical, disability, insurance, 401(k) and other equity programs. The term of the Boyer Agreement is two (2) years and shall automatically be renewed for successive two (2) year terms thereafter, unless otherwise notified in writing ninety (90) days prior to the termination of the agreement. The Boyer Agreement may be terminated by the Company for cause. Should the Company terminate the agreement without cause, Mr. Boyer is entitled to receive one times his base salary at the time of termination; a pro-rata bonus payment on any bonus or incentive plan; any earned but unpaid base salary, and accrued but unpaid vacation time. In the event there is: (1) a change of control of the Company; and (2) Mr. Boyer is terminated within six months following such change of control, Mr. Boyer shall be entitled to receive any earned but unpaid base salary, any earned but unpaid bonus compensation, two times his base salary as of the date of the change of control, two times the average bonus paid to Mr. Boyer over the two previous calendar years, and accrued but unpaid vacation time. Should the Boyer Agreement be terminated in the event of death or disability of Mr. Boyer, Mr. Boyer or his estate, shall be entitled to receive the greater of the base salary owed immediately prior to termination or one year’s base salary, a pro-rata bonus payment on any bonus or incentive plan; earned but unpaid base salary and earned but unpaid bonus compensation, and accrued but unpaid vacation time.

Letter Agreement with Joseph Brophy

On December 17, 2012, HRAA entered into a letter agreement with Mr. Joseph Brophy to serve as senior vice president (the “Brophy Letter Agreement”). Pursuant to the Brophy Letter Agreement, Mr. Brophy will receive a base salary of $175,000. Mr. Brophy is entitled to receive a quarterly disbursement of stock based on the following formula: (i) $18,750 divided by (ii) the market value of the Company’s common stock at the time of the disbursement. In addition, Mr. Brophy is entitled to 5,000 stock options each time HRAA’s margin performance is improved by a minimum of 1% over the previous quarter. The options vest over a four year period. Mr. Brophy is also entitled to receive a cash bonus of $5,000 each time HRAA’s revenues cross a $2,000,000 threshold while maintaining or improving profit margin. Mr. Brophy's employment was terminated on April 15, 2014, effective April 25, 2014.

Letter Agreement with Dr. Michael Gallagher

On December 5, 2012, HRAA entered into a letter agreement with Dr. Michael Gallagher to serve as chief medical information officer (the “Gallagher Letter Agreement”). Pursuant to the Gallagher Letter Agreement, Dr. Gallagher received a base salary of $200,000. Dr. Gallagher was entitled to receive a quarterly disbursement of stock based on the following formula: (i) $24,375 divided by (ii) the market value of the Company’s stock at the time of the disbursement. Dr. Gallagher was also entitled to 10,000 stock options each time a new Company product was announced. In addition, Dr. Gallagher was entitled to a cash bonus of $5,000 each time a product crossed a threshold of $2,000,000. Dr. Gallagher resigned as chief medical information officer in February 2014.

Outstanding Equity Awards At Fiscal Year-End

As of March 31, 2014, Mr. McKeown was granted options to purchase 1,000,000 shares of the Company’s common stock at a per share exercise price of the fair market value per share of the Company’s common stock at the time of execution of the amended employment agreement.

The following table provides information as of December 31, 2013 regarding unexercised stock options and restricted stock outstanding held by:

Outstanding Equity Awards as Of December 31, 2013
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Evan McKeown	—	1,000,000	(1)	—	0.26	(2)	—	—	—	—
Joseph Brophy	—	—		—	—		—	—	—	—
Michael Gallagher	—	—		—	—		—	—	—	—

(1) The options fully vest on November 12, 2015.

(2) There is no expiration date with respect to the options.

Board of Directors

The number of directors of the Company is such number as determined by the board of directors. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. Officers are elected by a majority of our board of directors.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, but they do not receive any other compensation for serving on the board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under an equity compensation arrangement, other than 1,000,000 of stock options to an officer.

The following table presents information regarding options and rights outstanding under our compensation arrangements as of December 31, 2013:

Plan Category(1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	1,000,000	$0.26	0
Total	1,000,000	$0.26	0

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of April 11, 2014 by:

●	Each of our directors;

●	Each of our named executive officers;

●	All of our directors and executive officers as a group; and

●	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 11, 2014 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 54,752,294 shares of our common stock outstanding as of April 11, 2014. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Health Revenue Assurance Holdings, Inc., 8551 West Sunrise Boulevard, Unit 304, Plantation, Florida 33332.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Tim Lankes	0	0%
Andrea Clark**†	6,599,604	12.05%
Evan McKeown	0	0%
Peter Russo(1)	0	0%
Michael Brainard	11,000	* %
Robert Rubinowitz**†	6,599,617	12.05%
Joseph Brophy	245,851	* %
Directors and executive officers as a group (7 people)	13,456,072	24.58%
5% Stockholders
Andrea Clark**	6,599,604	12.05%
Robert Rubinowitz**†	6,599,617	12.05%
Great Point Partners, LLC (2)	5,467,017	9.985%

*   Less than 1%

**  Andrea Clark and Robert Rubinowitz are husband and wife.

 †  On November 12, 2013, Andrea Clark, Robert Rubinowitz and Dean Boyer each executed a voting agreement in connection with the Securities Purchase Agreement, dated November 12, 2013, among the Company and the investors named therein whereby the individuals agreed to vote their shares in favor of the investor's two nominees to the Company's board of directors.

***To the Company’s knowledge, based on the combined total of the transfer agent stock report dated March 28, 2014 and Non Objective Beneficial Ownership report dated January 6, 2014.

(1)	Does not include 50,000 shares owned by Mr. Russo’s wife, Elizabeth Russo. Mr. Russo disclaims beneficial ownership of shares, except to the extent of this pecuniary interest therein.
(2)
Great Point Partners, LLC (“Great Point”) is the investment manager of each of Biomedical Value Fund, L.P. (“BVF”), Biomedical Offshore Value Fund, Ltd. (“BOVF”), Biomedical Institutional Value Fund, L.P. (“BIVF”), Class D Series of GEF-PS, L.P. (“GEF-PS”), WS Investments II, LLC (“WS”) and David J. Morrison (“Morrison” and collectively, the “Great Point Stockholders”), and has the power to vote or dispose of the shares listed above. Each of Dr. Jeffrey R. Jay, M.D. (“Dr. Jay”), as senior managing member of Great Point, and Mr. David Kroin (“Mr. Kroin”), as special managing member of Great Point, has voting and investment power with respect to the shares owned by each of the Great Point Stockholders. Each of Great Point, Dr. Jay and Mr. Kroin disclaims beneficial ownership of such shares except to the extent of their respective pecuniary interest therein. The address for the Great Point Stockholders is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

BVF shares include shares of common stock underlying (i) 5,764,412 shares of Series A Preferred Stock and (ii) Warrants to purchase 11,528,824 shares of common stock presently exercisable by BVF. The 5,764,412 shares of Series A Preferred Stock carry voting rights equivalent to 11,528,824 shares of common stock. BOVF shares include shares of common stock underlying (i) 3,322,730 shares of Series A Preferred Stock and (ii) Warrants to purchase 6,645,460 shares of common stock presently exercisable by BOVF. The 3,322,730 shares of Series A Preferred Stock carry voting rights equivalent to 6,645,460 shares of common stock. BIVF shares include shares of common stock underlying (i) 1,505,231 shares of Series A Preferred Stock and (ii) Warrants to purchase 3,010,462 shares of common stock presently exercisable by BIVF. The 1,505,231 shares of Series A Preferred Stock carry voting rights equivalent to 3,010,462 shares of common stock. GEF-PS shares include shares of common stock underlying (i) 2,455,766 shares of Series A Preferred Stock and (ii) Warrants to purchase 4,911,532 shares of common stock presently exercisable by GEF-PS. The 2,455,766 shares of Series A Preferred Stock carry voting rights equivalent to 4,911,532 shares of common stock. WS shares include shares of common stock underlying (i) 353,630 shares of Series A Preferred Stock and (ii) Warrants to purchase 707,260 shares of common stock presently exercisable by WS. The 353,630 shares of Series A Preferred Stock carry voting rights equivalent to 707,260 shares of common stock. Morrison shares include (i) 98,231 shares of Series A Preferred Stock and (ii) Warrants to purchase 196,462 shares of common stock presently exercisable by Morrison. The 98,231 shares of Series A Preferred Stock carry voting rights equivalent to 196,462 shares of common stock.

The Great Point Stockholders are prohibited form engaging or participating in any actions or plans that relate to or would result in, among other things, acquiring additional securities of us, alone or together with any other person, which would result in them collectively beneficially owning or controlling, or being deemed to beneficially own or control, more than 9.985% of our total outstanding common stock or other voting securities. For purposes of calculating the percent of class, we have assumed that there were a total of 54,752,294  shares of our common stock outstanding such that 5,467,017 shares beneficially owned would represent approximately 9.985% of the outstanding common stock after such issuance. The 9.985% ownership limitation does not prevent the Great Point Stockholders from selling some of their holdings and then receiving additional shares. In this way, the Great Point Stockholders could sell more than the 9.985% ownership limitation while never holding more than this limit.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

Mr. Michael Brainard and Mr. Peter Russo were elected to the board of directors of the Company on August 8, 2013. Mr. Brainard is the chief executive officer and a director of ResumeBear, Inc. (“ResumeBear”), a company with which HRAA has a sales contract worth approximately $300,000, pursuant to which HRAA provides website development services to ResumeBear. Mr. Russo is the chief executive officer and director of ResumeBear Holdings Corp. In December 2013, ResumeBear Holdings Corp. purchased all of the assets of ResumeBear. In January 2014, HRAA wrote-off approximately $108,000 of the receivables with ResumeBear. Due to cost overruns and product delivery issues relating primarily to a third party subcontractor, the Company estimates the total loss on this contract is approximately $108,000 through December 31, 2013 and another $88,000 through the date of this report.

On January 7, 2013, the Company entered into a one year consulting agreement with Mrs. Vanessa Ciprianni to provide certain consulting services to the Company’s business in exchange for $10,000 per month. Mrs. Ciprianni is the wife of Mr. Michael Ciprianni, a beneficial owner of more than 5% of the Company’s common stock. On January 1, 2014, the consulting agreement was terminated. As of a transfer agent stock report dated March 8, 2014, Mr. Ciprianni ceased to be the beneficial owner of 5% of the Company's common stock.

On September 9, 2013, the Company entered into a one year consulting agreement with Mr. Michael Ciprianni, a beneficial owner of more than 5% of the Company’s common stock, to provide certain consulting services related to the Company’s business in exchange for four million one hundred twenty five thousand (4,125,000) shares of common stock equal to a fair market value of $1,155,000 in consideration of the services to be rendered. As of a transfer agent stock report dated March 8, 2014, Mr. Ciprianni ceased to be the beneficial owner of 5% of the Company's common stock.

The Company owed Andrea Clark $75,000. The balance due to Ms. Clark was formalized in a promissory note dated November 1, 2013. The Company also owed its Robert Rubinowitz $40,000 pursuant to a promissory note dated November 1, 2013 for funds advanced in September 2013. On November 12, 2013, the promissory notes to Ms. Clark and Mr. Rubinowitz were paid in full from the net proceeds of the Securities Purchase Agreement, dated November 12, 2013, between the Company and certain investors named therein.

Other than those listed above, there have been no material transactions, series of similar transactions or currently proposed transactions in which we or our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

Independence Of The Board Of Directors

Our board of directors consists of four (4) members. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our common stock is listed on the OTC Bulletin Board. For a director to be “independent” under these standards, the board of directors must affirmatively determine that the director has no material relationship with us, either directly or as a partner, stockholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the board of directors has determined that none of our directors are independent. This does not constitute an independent board of directors.

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2013, we were billed or expect to be billed by our independent registered public accounting firm the following fees:

	2013	2012
Audit Fees (1)	$75,200	$32,500
Audit-Related Fees (2)	21,200	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$96,400	$32,500

(1)	Audit fees principally include those for services related to the annual audit and interim reviews of the consolidated financial statements.
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

The Company does not have an audit committee.

Item 15. Exhibits, Financial Statement Schedules

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

2.1
Agreement and Plan of Merger and Reorganization, dated February 10, 2012, among Health Revenue Assurance Holdings, Inc., f/k/a Anvex International, Inc., Health Revenue Acquisition Corp. and Health Revenue Assurance Associates, Inc.(1)

2.2	Articles of Merger filed with the State of Nevada on February 10, 2012(1)
2.3	Articles of Merger filed with the State of Maryland on February 10, 2012(1)
3.1	Amended and Restated Articles of Incorporation*
3.2	Second Amended and Restated Bylaws*
4.1	Form of Common Stock Purchase Warrant issued to the Purchasers and Placement Agent in connection with the Securities Purchase Agreement, dated November 12, 2013 (6)
4.2	Form of Warrant issued to Tonaquint*
10.2	Split-Off Agreement, dated February 10, 2012, among Health Revenue Assurance Holdings, Inc., f/k/a Anvex International, Inc., Anvex Split Corp. and Anna Vechera (1)
10.3	General Release Agreement, dated February 10, 2012, among Health Revenue Assurance Holdings, Inc., f/k/a Anvex International, Inc., Anvex Split Corp. and Anna Vechera (1)
10.5	Form of 6% Convertible Note (2)
10.6	Form of 2012/2013 Loan Agreement and Promissory Note (3)
10.7	Consulting Agreement, dated September 9, 2013, between Michael Ciprianni and Health Revenue Assurance Associates, Inc. (4)
10.8†	Employment Agreement between the Company and Andrea Clark, effective October 2, 2013 (5)
10.9†	Addendum to Employment Agreement between the Company and Andrea Clark, effective November 12, 2013 (6)
10.10†	Employment Agreement between the Company and Robert Rubinowitz, effective October 2, 2013 (5)
10.11†	Addendum to Employment Agreement between the Company and Robert Rubinowitz, effective November 12, 2013 (6)
10.12†	Employment Agreement between the Company and Evan McKeown, effective October 2, 2013 (5)
10.13†	Addendum to Employment Agreement between the Company and Evan McKeown, effective November 12, 2013 (6)
10.14	Employment Agreement between the Company and Dean Boyer, effective October 2, 2013 (5)
10.15†	Addendum to Employment Agreement between the Company and Dean Boyer, effective November 12, 2013 (6)
10.16	Securities Purchase Agreement, dated November 12, 2013, among the Company and the investors named therein (6)
10.17	Form of Registration Rights Agreement (6)
10.18†	Form of Indemnification Agreement (6)
10.19	Form of Voting Agreement*
10.20†	Employment Agreement, dated February 26, 2014, between the Company and Tim Lankes(7)
10.21	Agreement for Purchase of Accounts, dated June 7, 2012, between Health Revenue Assurance Associates, Inc. and Aerofund Financial, Inc.*
10.22	Letter Agreement, dated April 14, 2014, between the Company and Robert Rubinowitz*
10.23†	Letter Agreement, dated December 5, 2012, between Health Revenue Assurance Associates, Inc. and Dr. Michael Gallagher*
10.24†	Letter Agreement, dated December 17, 2012, between Health Revenue Assurance Associates, Inc. and Joseph Brophy*
10.25	Form of Promissory Note issued to Tonaquint*
10.26	ResumeBear Website Development Project Plan, dated March 17, 2013, between Health Revenue Assurance Associates, Inc. and ResumeBear, Inc.*
21.1	List of Subsidiaries.*
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 13, 2012.
(2)	Filed as an exhibit to our Registration Statement on Form S-1, filed with the SEC on September 10, 2012.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 20, 2013.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 12, 2013.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 8, 2013.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 18, 2013.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 5, 2014.

† Management contract or compensatory plan.
* Filed herewith.
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

Health Revenue Assurance Holdings, Inc.

By:	/s/ Tim Lankes
Chief Executive Officer

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tim Lankes	Chief Executive Officer	April 15, 2014
Tim Lankes	(Duly Authorized and Principal Executive Officer) and Director

/s/ Evan McKeown	Chief Financial Officer	April 15, 2014
Evan McKeown	(Duly Authorized, Principal Financial Officer and Principal Accounting Officer)

/s/ Andrea Clark	Director	April 15, 2014
Andrea Clark

/s/ Peter Russo	Director	April 15, 2014
Peter Russo

/s/ Michael Brainard	Director	April 15, 2014
Michael Brainard