Form 10-Q
period 2014-03-31
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2014-05-20
CIK 1514443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-173039

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 19, 2014
Common Stock, $0.001 par value per share	54,846,044 shares

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2014

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Health Revenue Assurance Holdings, Inc.  “SEC” refers to the Securities and Exchange Commission.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
Assets	(unaudited)

Cash	$1,967,141	$3,053,485
Accounts receivable	844,699	901,918
Accounts receivable - Related Party, net of allowance	-	25,000
Prepaid expenses	640,743	1,050,210
Other current assets	2,101	1,676
Total Current Assets	3,454,684	5,032,289

Property and Equipment, net	366,192	381,847

Other assets	12,665	12,665
Finance costs, net	2,068	2,150
Total Other Assets	14,733	14,815

Total Assets	$3,835,609	$5,428,951

Liabilities and Stockholders' Deficit

Accounts payable	$171,804	$154,324
Accrued expenses	35,011	40,373
Accrued payroll	563,379	414,684
Loan payable to factor	423,923	542,530
Accrued interest	-	5,850
Line of credit	43,469	44,692
Capital Leases, current portion	32,768	32,768
Notes payable, current portion, net of discount	310,689	380,326
Long term debt, current portion	45,298	44,084
Settlement Payable	-	7,000
Deferred Revenue	174,742	209,033
Other current liabilities	10,845	43,379
Warrant Liability	4,104,138	5,406,000
Total Current Liabilities	5,916,066	7,325,043
Capital Leases (net of current portion)	17,916	26,108
Notes payable (net of current portion), net of discount	-	31,694
Long term debt (net of current portion)	260,013	272,353
Total Liabilities	$6,193,995	$7,655,198

Temporary Equity
Series A 8% redeemable convertible preferred stock, ($0.001 par value, 13,500,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively - Redemption value of $5,569,280)	2,366,529	1,928,000

Commitments and Contingencies (see Note 10)

Stockholders' Deficit:
Common stock ($0.001 par value, 500,000,000 shares authorized, 54,846,044 shares and 54,752,294 issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	54,846	54,752
Additional paid-in capital	6,547,058	6,543,224
Accumulated deficit	(11,326,819)	(10,752,223)
Total Stockholders' Deficit	(4,724,915)	(4,154,247)

Total Liabilities and Stockholders' Deficit	$3,835,609	$5,428,951

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013

Revenue	$1,877,398	$2,156,597
Total Revenue	1,877,398	2,156,597

Cost of Revenues	1,139,717	985,321
Gross Profit	737,681	1,171,276

Operating Expenses
Selling and administrative expenses (includes stock compensation of $3,928 and $27,984 as of March 31, 2014 and 2013, respectively)	1,966,612	1,444,696
Depreciation and amortization	19,821	25,429
Total Operating Expenses	1,986,433	1,470,125

Operating Loss	(1,248,752)	(298,849)

Other Income (Expense)
Other income	-	39
Interest expense	(189,178)	(136,018)
Gain from change in fair value of warrant liability	1,301,862	-
Total Other Income (Expense), net	1,112,684	(135,979)

Net Loss	$(136,068)	$(434,828)
Accretion of series A redeemable convertible preferred stock redemption value differential	(330,553)	-
Cumulative preferred stock dividend	(107,976)	-
Net Loss Available to Common Stockholders	$(574,597)	$(434,828)

Net Loss Available to Common Stockholders Per Share
basic and diluted	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding
basic and diluted	54,753,347	43,792,483

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013
Cash flows from Operating Activities:
Net Loss Available to Common Stockholders	$(574,597)	$(434,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of series A redeemable convertible preferred stock redemption value differential	330,553	-
Cumulative series A redeemable convertible preferred stock dividends	107,976	-
Amortization of debt discount	101,642	91,893
Amortization of debt issue costs	82	-
Depreciation expense	19,739	25,429
Bad debt expense	-	6,450
Amortization of prepaid shares issued for services	358,771	-
Stock option expense (recovery)	(14,822)	-
Shares issued for services	18,750	27,984
Gain from change in fair market value of warrants	(1,301,862)	-
Change in operating assets and liabilities:
Accounts receivable, net	(59,315)	(53,066)
Accounts receivable related party, net	25,000	-
Other assets	(425)	(45,069)
Prepaid expenses	50,696	3,600
Accounts payable	17,480	76,062
Settlement accrual	(7,000)	-
Accrued liabilities	(11,209)	152,932
Other accrued liabilities	(32,536)	-
Accrued payroll	148,695	-
Deferred revenue	(34,291)	-
Net Cash used in operating activities	(856,673)	(148,613)

Cash flows from Investing Activities:
Capitalization of internally developed software	-	(331,331)
Purchases of property and equipment	(4,084)	(2,770)
Net Cash used in investing activities	(4,084)	(334,101)

Cash flows from Financing Activities:
Issuance of common stock for cash net of offering cost	-	13,000
Stock subscriptions	-	5,000
Payment for repurchase of common stock	-	(46,111)
Loan proceeds	-	1,220,000
Loan proceeds from factor, net	(2,073)	(387,601)
Repayments of loans	(202,973)	(138,969)
Repayment of capital lease	(8,192)	-
Borrowings (repayments) on line of credit, net	(12,349)	(13,153)
Net Cash (used in) provided by financing activities	(225,587)	652,166

Net increase (decrease) in cash	(1,086,344)	169,452
Cash at beginning of period	3,053,485	893,458
Cash at ending of period	$1,967,141	$1,062,910

Supplemental schedule of cash paid during the period for:
Interest	$46,923	$98,205
Income Taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation incurred for use of equipment	$-	$28,701
Accretion of series A redeemable convertible preferred stock redemption value differential	$330,553	$-
Shares issued as a loan fee	$-	$679,353
Constructive dividend	$107,976	$-
Financed equipment purchases	$-	$54,105

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

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

However, as of March 31, 2014, the Company has a working capital deficiency, stockholders’ deficit and accumulated deficit of approximately $2,461,400, $4,724,900, and $11,327,000, respectively, for the three months ended March 31, 2014, incurred net losses available to common stockholders of approximately $574,600, and has used net cash in operations of approximately $856,700. The Company has not been able to generate sufficient cash from operating activities to fund its on-going operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

As of March 31, 2014, the Company has a cash balance of approximately $1,967,100. The Company is currently addressing the going concern and liquidity issues. The Company expects an increase in cash flow as the result of a growing customer demand for medical billing, consulting, training, and education, and a reduction of operating expenses.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

On November 12, 2013, the Company entered into a Securities Purchase Agreement for the sale of $5.4 million in Series A 8% redeemable convertible preferred stock (the “Series A Preferred Stock”) and warrants to purchase shares of the Company’s common stock. The Series A Preferred Stock is convertible into common stock on a 2 for 1 basis and is redeemable by the Company, at the option of the investor, 48 months from November 12, 2013 at the stated value of $0.30 per share or a total of $5,400,000 plus accumulated but unpaid dividends, whether declared or not. The net proceeds to the Company after commissions and professional fees were $4,903,652 and after payment of stockholder loans was $4,322,000. The net raise was sufficient to fund on-going operations for the next several months. However, the funding is not sufficient to alleviate the going concern risk.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period. These unaudited consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (our “10-K”).

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Health Revenue Assurance Associates, Inc. and Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior period amounts in the unaudited consolidated financial statements have been reclassified from research and development to selling and administrative expenses to conform to the current period’s presentation.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of accounts receivable, valuation of property and equipment, valuation and amortization period of software, valuation of beneficial conversion features in convertible debt, valuation of derivatives, valuation of equity based instruments issued for other than cash, revenue recognition, and the valuation allowance on deferred tax assets.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

As the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive. Dilutive securities outstanding at March 31, 2014 include 29,940,000 warrants and Series A Preferred stock convertible into 27,000,000 shares of common stock. There were no dilutive securities outstanding at March 31, 2013 respectively.

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

Recent Accounting Pronouncements

We have implemented all new accounting standards that are in effect and that may impact our unaudited consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

3 - ACCOUNTS RECEIVABLE

Accounts receivable was as follows at:

	March 31,	December 31,
	2014	2013
Accounts receivable	$844,699	$901,918
Accounts receivable –Related party	-	41,244
Allowance for doubtful accounts	-	(16,244)
Total	$844,699	$926,918

We had $0 and $6,450 in bad debt expense on trade accounts receivable for three months ended March 31, 2014 and 2013, respectively.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
Building and improvements	$227,603	$227,603
Furniture	119,810	119,810
Computers and Equipment	264,957	260,872
	612,370	608,285
Less - Accumulated depreciation	(246,178)	(226,438)
Total	$366,192	$381,847

Depreciation expense for the three months ended March 31, 2014 and 2013 was approximately $19,700 and $25,300, respectively.

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

At the end of September 2013, the Company re-evaluated the capitalized research and development costs for the Visualizer software suite. The evaluation was based in part on the lack of cash flow and customer demand in ICD Visualizer after its general acceptance release date of July 15, 2013. In addition, the Company also considered its going concern risk and cash liquidity concerns that restrain the ability to make capital investments in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. As a result of this evaluation, the Company recorded a loss of $946,931 for the year ended December 31, 2013 that is presented as a line item entitled “asset impairment” on the consolidated statement of operations.  The Company will continue to use the Visualizer suite of functionality as internally developed software to generate customized reports for revenue integrity auditing and compliance services but the Company no longer intends to market or sell internally developed software on a stand-alone basis.

There was no amortization expense for software for the three months ended March 31, 2014 and 2013, respectively.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

Software consisted of the following at:

	March 31, 2014	December 31, 2013
Software	$-	$1,011,068
Accumulated amortization	-	(64,137)
Asset Impairment	-	(946,931)
Software, net	$-	$-

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

The Company maintains a Dell Business Credit line of up to $50,000.  Interest rates vary under the line based on difference types of payment plans.  The balance due under the line as of March 31, 2014 and December 31, 2013 was $43,469, and $44,692, respectively, which is included in line of credit, current portion in the accompanying unaudited consolidated financial statements.

7 – LONG TERM DEBT AND NOTES PAYABLE

Long Term debt:

Long Term debt consisted of the following at:

	March 31, 2014	December 31, 2013
Bank term loan	$132,229	$141,857
Mortgage loan	173,082	174,580
	305,311	316,437
Less current portion	(45,298)	(44,084)
Total long term portion	$260,013	$272,353

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

On September 19, 2013, HRAA consolidated the above March 2009 Term Loan with the Line of Credit. (See Note 6) The outstanding balance for the Term Loan and the Line of Credit prior to consolidation was $20,697 and $133,334, respectively. The new consolidated term loan is personally guaranteed by Robert Rubinowitz and Andrea Clark and contains restrictive covenants, and prohibits the Company from granting any security interests or liens on the assets of the Company. Payments of principal and interest are approximately $4,000 per month. The new consolidated term loan matures on September 19, 2017 and incurs interest at a rate per year equal to the bank’s prime rate plus 3.5%.

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

Notes payable:

The Company has eighteen notes payable, (i) thirteen of the loans are secured by contract accounts receivable of a Company customer which security interest is subordinate to the lender under the factoring agreement, and (ii) one of the loans is secured by the stock of HRAA.

In December 2012, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $815,000. The loan agreements have an interest rate of 12% per annum.  Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 2,375,000 shares of common stock to the lenders as loan fees. The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled $343,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $88,428 and $114,958 as of March 31, 2014 and December 31, 2013, respectively.

In January and February 2013, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $1,220,000. The loan agreements have an interest rate of 12% per annum.  Principal and interest is payable over 26 months. Additionally, in connection with the financing, the Company issued 5,575,000 shares of common stock to the lenders as loan fees. (See Note 11) The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled approximately $679,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $275,410 and $350,522 as of March 31, 2014 and December 31, 2013, respectively.

The Company began paying principal and interest on the above mentioned notes in early 2013 in accordance with the payment terms. On August 2013, the Company converted $402,083 in unsecured investor promissory notes for five (5) individuals into one million six hundred eight thousand three hundred and thirty three (1,608,333) common shares at a conversion price of $0.25 per share. As a result of the conversion the Company expensed $128,452 of the unamortized discount as interest expense for the year ended December 31, 2013. Additionally, the Company recorded a loss on conversion of $112,584 as a result of issuing stock at a discount from fair market value in 2013.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

Notes payable consisted of the following at:

	March 31, 2014	December 31, 2013
Principal amount of notes payable	$674,527	877,500
Unamortized discount	(363,838)	(465,480)
Notes payable, net of discount	310,689	412,020
Less current portion	(310,689)	(380,326)
Total Long term portion	$-	31,694

8 – FACTORING AGREEMENT

In June 2012, the Company entered into a one-year factoring agreement with a finance company. The agreement automatically renews annually unless terminated by either party. Under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value. The assignments are transacted with recourse only at the option of the finance company in the event of non-payment. The Company's obligations under the factor agreement are secured by substantially all assets of the Company. In accordance with ASC 860 "Transfers and Servicing" regarding transfers of receivables with recourse, this factoring arrangement is accounted for as a secured financing. For the three months ended March 31, 2014, the Company had factored approximately $1,136,000 of receivables and had received cash advances of approximately $1,154,300. Outstanding receivables purchased by the factor as of March 31, 2014 were approximately $521,700 and are included in accounts receivable in the accompanying unaudited consolidated balance sheet, and the secured loan due to the lender was approximately $424,000. Factor fees for the three months ending March 31, 2014 and 2013 were approximately $40,600 and $37,800, respectively and are included in interest expenses. (See Note 3)

Although the Company is current in its financial obligations under this factoring agreement, management believes the Company may be in default under the solvency provision and certain non-financial default provisions. The Company has not been notified of any default by the factor company.

9 – CONVERTIBLE PROMISSORY NOTES

On October 7, 2013, the Company entered into a one-year original issue discount (OID) convertible promissory note with warrants in the amount of $280,000 with Tonaquint, Inc., a Utah corporation (“Tonaquint”). The purchase price for this note and the warrants was $250,000. The Company had the option to repay this note at any time on or before the date that is sixty (60) days from October 7, 2013. The Company recorded a debt discount for the OID of $25,000 and expensed $5,000. The debt was treated as stock settled debt where a put premium of $120,000 was to be recorded over the six-month period to the first conversion date. Tonaquint had the right at any time after the date that is six (6) months from the effective date, at its election, to convert all or any part of the outstanding balance of the note into shares of fully paid and non-assessable common stock of the company based upon a formula that is seventy (70%) percent of the average of the two (2) lowest intra-day trade prices in the fifteen (15) trading days immediately preceding the conversion (the “Conversion Formula”). Tonaquint was granted the right to purchase at any time on or after October 7, 2013 until the date which is the last calendar day of the month in which the fifth anniversary of the “issue date” occurs, 350,000 fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share, as such number may be the adjusted from time to time pursuant to the full ratchet price protection terms and conditions of the warrant. The initial “exercise price” is $0.40 per share of common stock. On November 12, 2013, the note was paid in full with financing received in connection with the sale and issuance of Series A Preferred Stock and warrants pursuant to the Securities Purchase Agreement, dated November 12, 2013, between the Company and the investors named therein. (See Note 11) As mentioned above, the Company issued 350,000 free standing and detachable warrants related to the note. The Company accounted for these warrants issued in accordance with the GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity due to the price protection provisions. Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We will estimate the fair value of these warrants at the respective balance sheet dates, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. (See Note 12) As a result of the November 12, 2013 financing and the full ratchet protection, the exercise price of the warrants was reduced to $0.20 per share and 350,000 additional warrants were issued to Tonaquint.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

On October 17, 2013, the Company entered into a one-year OID convertible promissory note in the amount of $142,500 with Tonaquint. The purchase price for this note and the warrant was $125,000. The Company had the option to repay this note at any time on or before the date that is sixty (60) days from October 17, 2013. The Company recorded a debt discount for the OID of $12,500 and expensed $5,000. The debt was treated as stock settled debt where a put premium of $61,071 was to be recorded over the six-month period to the first conversion date. Tonaquint had the right at any time after the date that is six (6) months from the effective date, at its election, to convert all or any part of the outstanding balance of the note into shares of fully paid and non-assessable common stock of the Company based upon the Conversion Formula. Tonaquint was granted the right to purchase at any time on or after October 17, 2013 until the date which is the last calendar day of the month in which the fifth anniversary of the “issue date” occurs, 175,000 fully paid and non-assessable shares of the Company’s common stock, as such number may be the adjusted from time to time pursuant to the full ratchet price protection terms and conditions of the warrant. The initial “exercise price” is $0.40 per share of common stock. On November 12, 2013, the note was paid in full with financing received in connection with the sale and issuance of Series A Preferred Stock and warrants pursuant to the Securities Purchase Agreement, dated November 12, 2013, between the Company and the investors named therein. (See Note 11) As mentioned above, the Company issued 175,000 free standing and detachable warrants related to the note. The Company accounted for these warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity due to the price protection provisions. Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimate the fair value of these warrants at the respective balance sheet dates, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. (See Note 12) As a result of the November 12, 2013 financing and the full ratchet anti-dilution provision, the exercise price of the warrants was reduced to $0.20 per share and 175,000 additional warrants were issued to Tonaquint.

At the time the above two notes were paid off, the Company had accreted $33,364 of the put premium and according recognized a gain on extinguishment of $33,364 relating to this put premium. Further, as only $3,459 of the discount was amortized, the Company recorded a loss on early debt extinguishment of $34,041 in 2013.

10 – COMMITMENTS AND CONTINGENCIES

Commitments:

Leases:

In September 2012, the Company started a non-cancellable operating lease for office equipment. The lease term is 5 years. Lease payments during the five years are approximately $560 per month.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

On September 1, 2011, the Company entered into a commercial lease agreement for additional office space.  The lease term is one year with five successive one year renewal options. Starting September 1, 2013, the lease has been renewed for one year with a fixed payment of approximately $5,800 per month.

Capital Leases:

The Company leases its equipment from Dell Financial Services L.L.C. under various capital leases. The economic substance of the lease is that the Company is financing the acquisition of the assets through the lease and accordingly, it is recorded in the Company’s assets and liabilities.

The following is an analysis of the leased assets included in property and equipment:

	March 31, 2014	December 31, 2013
Equipment	$79,210	$79,210
Less accumulated depreciation	(27,006)	(33,607)
Total	$52,204	$45,603

The lease agreement contains a bargain purchase option at the end of the lease term. The total amount due at March 31, 2014 is $50,684 of which $32,768 is included in short term liabilities.  Amortization of assets held under capital leases is included with depreciation expense and is approximately $6,600 as of March 31, 2014.

Settlement Agreement:

On March 14, 2013, the Company and its former regional sales manager entered into a settlement agreement to resolve one pending lawsuits arising out of the termination of his employment. The lawsuit was initiated by the former regional sales manager against the Company in the United States District Court for the city of Denver, Colorado. Pursuant to the settlement agreement, the former regional sales manager agreed to abolish all claims and lawsuits against the Company. As part of the settlement agreement, the Company agreed to make a payment totaling $11,000 pursuant to the terms of the settlement agreement and general release of all claims executed by both parties. The settlement payments were paid in full as of March 31, 2014.

Employment Agreements:

On October 2, 2013 the Company entered into employment agreements with four (4) of our officers and directors. The Employment agreements provide for severance benefits, change in control provisions, accrued but unpaid wages and bonuses, accrued but unpaid vacation time, incentive awards, equity and stock options, and other benefits. These four (4) employment agreements were amended on November 12, 2013. (See Note 15 for change in officers)  As of March 31, 2014, no performance bonuses have been earned. The Company owed Andrea Clark $75,000. The balance due to Ms. Clark was formalized in a promissory note dated November 1, 2013. The Company also owed Robert Rubinowitz $40,000 pursuant to a promissory note dated November 1, 2013 for funds advanced in September 2013. On November 12, 2013 the promissory notes to Ms. Clark and Mr. Rubinowitz were paid in full from the net proceeds of the Securities Purchase Agreement, dated November 12, 2013, among the Company and the investors named therein.

Contingencies:

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations, financial condition or cash flows. (See Note 15)

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

11 – STOCKHOLDERS' DEFICIT

Share Based Compensation

The Company is in the process of establishing a non-qualified stock option plan. In advance of the actual establishment of the plan in 2013, the Company has granted a total of one million (1,000,000) stock options to an officer. The grant date is that which an employer and its employee reach a mutual understanding of the key terms and conditions of a share-based payment arrangement. This is the date on which the employer becomes contingently obligated to issue equity instruments or transfer assets to the employee who renders the requisite service. The Company is obligated for this grant as adoption of a stock option plan and board approval is considered a mere formality.  The Company may cancel option grants and the unvested stock options are forfeited for an employee at resignation and termination.

Stock Options

During the three months ended March 31, 2014, the Company recorded pre-tax recovery of compensation expense of $14,822 related the cancellation of 1,000,000 stock options as result of an officer’s resignation. There was no unrecognized compensation expense related to stock options at March 31, 2014. There were no exercises of stock options for the three months ended March 31, 2014.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The 1,000,000 options were valued at $221,121. Unvested stock options of 1,000,000 were forfeited and the related option grant was cancelled as result of an officer’s resignation.

The following table summarizes stock option activity for the three months ended March 31, 2014:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	1,000,000	$0.26	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,000,000)	0.26	-	-
Outstanding at March 31, 2014	-	$-	-	-

Common Stock

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

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

On September 9, 2013, the Company entered into a one year consulting agreement with a stockholder to provide certain consulting services related to the Company’s business in exchange for four million one hundred twenty five thousand (4,125,000) shares of common stock in consideration of the services to be rendered. The shares were valued on the agreement date, which was the measurement date at $0.28 per share based on the quoted trading price, and the $1,155,000 is being expensed over the term of the contract.

On September 30, 2013, the Company issued 187,500 shares of common stock as compensation to two employees for services rendered through September 30, 2013. The shares were valued at $0.23 per share based on the quoted trading price per share or $43,125, which was expensed.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

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

2014:

On March 31, 2014, in accordance with a 2012 employment agreement, the Company issued 93,750 shares of common stock as compensation to an employee for services rendered through March 31, 2014. The shares were valued at $0.20 per share based on the quoted trading price per share or $18,750, which was expensed.

Temporary Equity – Redeemable Convertible Preferred Stock

On November 12, 2013, the Company entered into a Securities Purchase Agreement for the sale of Series A 8% Redeemable Convertible Preferred Stock (“Series A stock”) and warrants to purchase shares of the Company’s common stock. The Company sold 13,500,000 of Series A stock and warrants to purchase 27,000,000 shares of the Company’s common stock for gross proceeds of $5,400,000. The net proceeds to the Company after offering costs were $4,903,652. The Series A stock is convertible into common stock on a 2 for 1 basis and is redeemable by the Company, at the option of the investor, 48 months from November 12, 2013 at the stated value of $0.40 per share or a total of $5,400,000 plus accumulated but unpaid dividends, whether declared or not. The Company accounts for these preferred stock in accordance with the US GAAP accounting guidance under ASC 480 applicable to redeemable instruments, which requires the differential between the issuance and redemption value to be accreted over the period that begins on the issuance date and ends on the redemption date. The accretion increases retained deficits and net loss available to common stockholders in calculating net loss per share.

Due to the redemption feature the Series A Stock is reflected as temporary equity as follows:

Series A sale price	$5,400,000
Less: Reclassification of warrant fair value to liability	(5,669,837)
Offering costs	(496,348)
Plus: Deemed dividend	2,634,185
Series A dividends	60,000
Series A at December 31, 2013	$1,928,000
Plus: Accretion of Series A value differential	330,553
Series A dividends	107,976
Series A at March 31, 2014	$2,366,529

The Company also issued warrants to purchase 1,890,000 shares of common stock to a placement agent. (See Note 12)

The Company recorded a beneficial conversion value for the preferred stock of approximately $2.6 million as an immediate charge to accumulated deficit as it is considered a constructive dividend to Series A preferred stockholders. As part of this equity financing transaction, the Company issued 27,000,000 five-year warrants (See Note 12) with immediate vesting rights to convert into common shares at an initial exercise price of $0.30 per share under price protection provisions. The warrants also contain cashless exercise provisions. Due to price protection provisions in the warrants, the Company will account for these warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement  with the Purchasers, pursuant to which the Company agreed to register all of the shares of common stock underlying the Series A Preferred Stock and the shares of common stock underlying the Warrants on a registration statement on Form S-1 (the “Registration Statement”) to be filed with the SEC within 30 calendar days following the Closing Date (the “Filing Deadline”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act within 90 calendar days following the Filing Deadline. The Registration Statement was declared effective prior to the Filing Deadline.

12 – WARRANTS AND FAIR VALUE MEASUREMENTS

Warrants

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

Warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	29,940,000	$0.30
Granted	-	-
Anti-dilution issuance	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2014	29,940,000	$0.30
Exercisable at March 31, 2014	29,940,000	$0.30
Aggregate intrinsic value		$-

All warrants were issued with an exercise term of 5 years.

Warrants outstanding have a weighted average remaining contractual life of 4.62 years as of March 31, 2014.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at:

	Carrying Value at March 31,	Fair Value Measurements at March 31, 2014
	2014	(Level 1)	(Level 2)	(Level 3)

Warrant derivative liability (29,940,000 warrants)	$4,104,138	$-	$-	$4,104,138

The following is a summary of activity of Level 3 liabilities:

Balance at December 31, 2013	$5,406,000

Change in fair value	(1,301,862)
Balance March 31, 2014	$4,104,138

Changes in fair value of the warrant derivative liability are included in other income (expense) in the accompanying unaudited consolidated statements of operations.

The Company estimates the fair value of the warrant liability utilizing the Binomial Lattice model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term. The Company also used the Black-Scholes pricing model as a comparison to the Binomial Lattice method and the results were similar.  The Company believes this valuation methodology is appropriate for estimating the fair value of the warrant derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option:

Assumptions	March 31, 2014
Expected term	0.925
Expected Volatility	110%
Risk free rate	1.2%
Dividend Yield	0.00%

There were no changes in the valuation techniques during 2014.

13 – CONCENTRATIONS

Sales to six hospitals represented approximately 54% of net sales for the three months ended March 31, 2014.

Hospital Customer A	17.0%
Hospital Customer B	7.4%
Hospital Customer C	7.2%
Hospital Customer D	1.9%
Hospital Customer E	11.1%
Hospital Customer F	9.4%
Total	54.0%

Four and three customers represented approximately 73% and 64% of the accounts receivable as of March 31, 2014 and December 31, 2013 respectively.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

14 – RELATED PARTY TRANSACTIONS

In March 2013, the Company entered into a contract with ResumeBear, Inc. (“ResumeBear”), a related party, to provide website development services in the amount of $302,764. Mr. Peter Russo, a member of the Company’s board of directors, is the chief executive officer and a director of ResumeBear. Mr. Michael Brainard, a member of the Company’s board of directors, is also a director of ResumeBear. No revenues were recorded from ResumeBear for the three months ended March 31, 2014 and 2013. In January 2014, the Company wrote-off approximately $108,000 of the account receivable with ResumeBear which is reflected in the December 31, 2013 consolidated financial statements as an allowance of $16,244 and a reduction of revenue of approximately $92,000. Due to cost overruns and product delivery issues relating primarily to a third party subcontractor, the Company estimates the cumulative total loss on this contract is approximately $220,200 through March 31, 2014, and $112,200 incurred for the three months ended March 31, 2014.

15 – SUBSEQUENT EVENTS

Separation Agreement with Robert Rubinowitz:

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

The Separation Agreement also requires the Company to use commercially reasonable efforts to have Mr. Rubinowitz and Andrea Clark removed as guarantors under certain of the Company's debt obligations.  The Company also agreed to pay an early termination fee for the early return of Mr. Rubinowitz's leased vehicle.  The Company further agreed to file a Registration Statement with the SEC to register the resale of Mr. Rubinowitz's outstanding common stock as of the date of Separation Agreement.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which is attached as Exhibit 10.22 to the Company’s 2013 Annual Report on Form 10-K filed April 15, 2014.

Change in Officers and Directors:

On March 26, 2014, the Company notified Dean Boyer, its chief technology officer, that the Company was terminating his employment with the Company as well as that certain employment agreement with the Company dated October 1, 2013, as amended on November 13, 2013, effective March 31, 2014. On March 28, 2014, the Company received a letter from Mr. Boyer’s counsel demanding payment of $421,062.53 as severance in connection with the termination of Mr. Boyer’s employment agreement. On April 7, 2014, the Company received an additional letter from Mr. Boyer’s counsel demanding an additional $13,370.21 for accrued but unused vacation pay. Mr. Boyer’s vacation pay was paid in full on April 18, 2014.  On May 15, 2014, a consulting agreement and a termination and release agreement were executed with Mr. Boyer.  The agreements provides that Mr. Boyer will receive $200,000 to be paid $50,000 on May 16, 2014, and thereafter equal increments of $12,000 with the Company’s scheduled payrolls, with the last payment of $6,000 date being November 14, 2014; in each case, payments will be less all applicable deductions and withholdings.

On April 2, 2014 and April 4, 2014, respectively, directors Mitchell D. Kaye and David Kroin resigned from the board of directors.

On April 15, 2014, the Company notified Joseph Brophy, its senior vice president of operations that the Company was terminating his employment with the Company as well as that certain letter agreement, dated December 5, 2012, both effective April 25, 2014.

On April 16, 2014, Tim Lankes resigned as the Chief Executive Officer and as a member of the board of directors. Mr. Lankes did not serve on any committees or hold any other positions in the Company.

On April 18, 2014, Mr. Evan McKeown resigned as Chief Financial and Accounting Officer of the Company.

On April 22, 2014, the board of directors of Health Revenue Assurance Holdings, Inc. appointed Mr. Todd Willis as its interim Chief Executive Officer.  Since October 2013, Mr. Willis has served as the Senior Vice President of the Company’s Coding Business Unit.

On April 29, 2014, the board of directors of Health Revenue Assurance Holdings, Inc. appointed Gina Hicks as its interim Chief Financial Officer.

On May 19, 2014, the Company granted Mr. Michael Brainard and Mr. Peter Russo, directors of the Company, 500,000 and 750,000 shares of restricted common stock, respectively, which vest one year from the date of grant. The shares were valued at $0.05 per share or $62,500 which will be expensed over the one year term.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Health Revenue Assurance Holdings, Inc. for the three months ended March 31, 2014 and 2013, should be read in conjunction with the, Health Revenue Assurance Holdings’ financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements in this Quarterly Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “on going,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Health Revenue is a provider of revenue cycle services to a broad range of healthcare providers. We offer our customers integrated solutions designed around their specific business needs, including revenue cycle data analysis, contract and outsourced coding, billing, coding and compliance audits, coding education, coding consulting, physician coding services and ICD-10 education and transition services. With this approach, our customers benefit from integrated service offerings that we believe enhances their revenue integrity. As a result, we believe we help our customers achieve their business objectives and patient care objectives.

Recent Developments

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following item has had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods.

ICD-10 Transition

In the short term, the main focus of our business will be with respect to the ICD-10 coding transition. In that regard, our potential clients are all hospitals and medical providers, which currently maintain coding personnel in some form that are primarily responsible for seeking reimbursement for patients’ procedures. The current system in place that drives the appropriate medical codes from hospitals/medical facilities to insurance companies is called ICD-9, which was implemented over 30 years ago.  Presently, ICD-10 is scheduled to take effect on October 1, 2015 as a result of April 2014 legislation, although that date could be extended by further legislation or by the HHS.

We believe the impacts to the ICD-10 delay will have minimal impacts on our near term coding staffing and consulting services and do not affect our ability to acquire long term coding outsourcing service contracts.  However, our customers may anticipate further delays and thereby delay their engaging us for consulting services.

Our Services

We provide the following categories of services to our customers either on a standalone basis or bundled within a comprehensive solution. Depending on a customer’s needs, we offer a mix of the following services as part of our solutions:

●	Coding services

●	Coding consulting services

●	Education services

Coding Services

Coding services can be performed under short term or multi-year contracts in which we assume operational responsibility for various aspects of our customers’ coding operations, including departmental or physician specialty coding, staff augmentation, or full outsource of a hospital or physician group coding operation. In the outsource contracts we typically hire part or the entire customer’s coding staff that supported these functions prior to the transition of services. We then apply our coding expertise and operating methodologies and utilize technology to increase the efficiency of the operations, which usually results in increased coding quality at a lower cost.

Coding Consulting Services

Coding consulting services are typically performed under short term contracts in which we conduct billing and coding audits. In connection with such audits, we collect and analyze the clients’ clinical documentation, the coding applied, and reimbursements and provide recommendations for improvement.

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

Change in Officers and Directors

On March 26, 2014, the Company notified Dean Boyer, its chief technology officer, that the Company was terminating his employment with the Company as well as that certain employment agreement with the Company dated October 1, 2013, as amended on November 13, 2013, effective March 31, 2014.

On April 2, 2014 and April 4, 2014, respectively, directors Mitchell D. Kaye and David Kroin resigned from the board of directors.

On April 15, 2014, the Company notified Joseph Brophy, its senior vice president of operations that the Company was terminating his employment with the Company as well as that certain letter agreement, dated December 5, 2012, both effective April 25, 2014.

On April 16, 2014, Tim Lankes resigned as the Chief Executive Officer and as a member of the board of directors. Mr. Lankes did not serve on any committees or hold any other positions in the Company.

On April 18, 2014, Mr. Evan McKeown resigned as Chief Financial and Accounting Officer of the Company.

On April 22, 2014, the board of directors of Health Revenue Assurance Holdings, Inc. appointed Mr. Todd Willis as its interim Chief Executive Officer.  Since October 2013, Mr. Willis has served as the Senior Vice President of the Company’s Coding Business Unit.

On April 29, 2014, the board of directors of Health Revenue Assurance Holdings, Inc. appointed Gina Hicks as its interim Chief Financial Officer.

Three months ended March 31, 2014 compared to March 31, 2013

Results of Operations

The following table presents a summary of operating information for the three months ended March 31, 2014 and 2013:

	For the three months ended
	March 31, 2014	March 31, 2013	Increase/ (Decrease) $	Increase/ (Decrease) %
Revenue	$1,877,398	$2,156,597	$(279,199)	(12.95)%
Costs of Revenues	1,139,717	985,321	154,396	15.67%
Gross profit	737,681	1,171,276	(433,595)	(37.02)%

Selling and administrative expenses	1,966,612	1,444,696	521,916	36.12%
Depreciation and amortization	19,821	25,429	(5,608)	(22.05)%
Total operating expenses	1,986,433	1,470,125	516,308	35.12%
Operating income (loss)	(1,248,752)	(298,849)	949,903	317.85%
Other expense, net	1,112,684	(135,979)	1,248,663	918%

Net loss	$(136,068)	$(434,828)	$298,760	68.70%

Revenue:

Revenue decreased by approximately $279,200 or 13.0%, from approximately $2,156,600 for the three months ended March 31, 2013 to approximately $1,877,400 for the three months ended March 31, 2014.  The decrease in revenue was due primarily to reductions in education and coding consulting services partially attributable the deceleration in the service demand due to the delay in the implementation of ICD-10 and lower utilization rates for coding services.

Cost of Revenues:

Cost of revenues increased by approximately $154,400 or 16.0%, from approximately $985,300 for the three months ended March 31, 2013 to approximately $1,139,700 for the three months ended March 31, 2014. The increase in cost was due primarily to the salaries, training and related employee costs for hiring of additional experienced coding and audit/consulting service personnel to service the anticipated growth in contracts from the ICD-10 implementation.

Gross profit:

Gross profit decreased by approximately $433,600, or 37.0%, from approximately $1,171,300 for the three months ended March 31, 2013 to approximately $737,700 for the three months ended March 31, 2014.  The decrease in gross profit is primarily attributable to declines in education, consulting services, and coding revenues and increased employee costs.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $1,966,600 for the three months ended March 31, 2014, an increase of approximately $521,900 or 36.0%, from approximately $1,444,700 for the three months ended March 31, 2013.  The change in the 2014 period compared to the 2013 period was primarily due to:

●
Personnel costs have increased by approximately $120,500 or 15.0%, from approximately $827,600 for the three months ended March 31, 2013 to approximately $948,100 for the three months ended March 31, 2014.  Increased personnel costs represents 23% of the total increase is due primarily to higher compensation and related expenses associated with the build-up of the Company’s executive management, sales and administrative staff in anticipation of accelerated business volume.

●
Consulting and professional fees have increased from approximately $134,400 for the three months ended March 31, 2013 to approximately $591,300 for the three months ended March 31, 2014, an increase of approximately $456,900, representing 87% of the total increase. Consulting fees increased approximately $347,000 due to the amortization of stock compensation for investor relations and business developments services. Other professional fees increased approximately $59,000 are primarily attributable to increased accounting, including an evaluation of the Company’s internal control review services and tax related services. Legal fees increased approximately $51,000 are primarily attributable to increased legal services.

●	The increase in selling and administrative expenses is partially offset by decreases in travel, stock compensation expense, and marketing expenses.

The Company is currently conducting a cost reduction initiative to improve efficiencies, reduce costs, and streamline and focus its efforts on its profitable business services including strategic workforce reductions and consolidating its real estate facilities.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $19,800 for the three months ended March 31, 2014, a decrease of approximately $5,600, or 22.0%, from approximately $25,400 for the three months ended March 31, 2013. The decrease was primarily due to amortization for the Visualizer software product that was fully impaired in September 2013.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $189,200 for the three months ended March 31, 2014, an increase of approximately $53,200, from approximately $136,000 for the three months ended March 31, 2013. The increase in interest expense is primarily due to increase in interest paid on notes and finance charges related to the amortization of debt issue costs.

Change in Fair Value of Warrant Liability:

The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimate the fair value of these warrants at the respective balance sheet dates, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends and expected volatility of the price of the underlying common stock. For the three months ended March 31, 2014 approximately $1,301,900 gain in fair value of warrant liability was recorded attributable to re-measurement.  The resulting decrease in the warrant liability is  primarily due to the decrease in the market value of the Company’s common stock from a closing price of $0.25 per share at December 31, 2013 to a closing price of $0.20 per share at March 31, 2014.

If the Company’s common stock closing price at June 30, 2014 is higher than the closing price at March 31, 2014, the Company may record a non-cash loss from change in fair value of warrant liability which may be material. Conversely, if the Company’s common stock closing price at June 30, 2014 is lower than the closing price at March 31, 2014, the Company may record a non-cash gain from change in fair value of warrant liability which may be material.

Net Income (loss):

As a result of the above factors, a net loss of approximately $136,100 was recognized for the three months ended March 31, 2014 as compared to net loss of approximately $434,800 for the three months ended March 31, 2013, a decrease of approximately $298,800 or approximately 69.0%.  The decrease in net loss is primarily attributable to the gain in fair value of warrant liability.

Liquidity and Capital Resources

	For the Three Months-Ended
	March 31,	March 31,
	2014	2013
Net Cash used in operating activities	(856,673)	(148,613)
Net Cash used in investing activities	(4,084)	(334,101)
Net Cash (used in) provided by financing activities	(225,587)	652,166
	(1,086,344)	169,452

Net cash used in operating activities was approximately $856,700 for the three months ended March 31, 2014 compared to $148,600 for the same period in 2013. For the three months ended March 31, 2014, net cash used  by operating activities consisted primarily of net loss available to common stockholders of approximately $574,600 increased by non-cash adjustments of approximately $1,301,900 for the gain from change in fair market value of warrants offset by $358,800 of amortization of prepaid shares issued for services, $330,600 of accretion of series A redeemable convertible preferred stock redemption value differential, $108,000 of cumulative series a redeemable convertible preferred stock dividend, $101,600 of amortization of debt discount, $19,800 of depreciation and amortization, and $3,900 of net stock compensation expense.  Additionally, changes in working capital approximately $97,100 decreased the net cash used in operating activities. For the three months ended March 31, 2013, net cash used by operating activities consisted primarily of net loss available to common stockholders of approximately $434,800 offset by non-cash adjustments of approximately $91,900 of amortization of debt discount, $25,400 depreciation, $28,000 of stock compensation expense, and $6,450 of bad debt expense.  Additionally, changes in working capital approximately $134,500 decreased the net cash used in operating activities.

Net cash used in investing activities was approximately $4,100 for the three months ended March 31, 2014 compared to $334,100 for the same period in 2013. Net cash used in investing activities for three months ended March 31, 2014 of approximately $4,100 was used for the purchase of computer equipment.  Net cash used in investing activities for the three months ended March 31, 2013 of approximately $334,100 represent the cost of internally developed software.

Net cash used in financing activities was approximately $225,600 for the three months ended March 31, 2014 compared to cash provided by financing activities of $652,200 for the same period in 2013. Net cash used by financing activities amounted to approximately $225,600 for the three months ended March 31, 2014, and relates to the repayment of debt obligations. Net cash provided by financing activities in the three months ended March 31, 2013, of approximately $652,200, and represented the proceeds from notes payable net of debt repayments.

	March 31,	December 31,
	2014	2013
Cash	$1,967,141	$3,053,485
Total Assets	$3,835,609	$5,428,951
Percentage of total assets	51%	56%

As of May 15, 2014, the Company had a cash balance of approximately $1,100,000.  The Company expects to pay approximately $392,000 in severances to its former President and Chief Technology Officer through the remainder of 2014 and first quarter of 2015.  As of May 15, 2014, the Company owes approximately $553,500 of notes payable due through February 2015 and capital lease debt of approximately $48,000 due through 2016. As of May 15, 2014, the Company’s term loan balance is approximately $129,000,  requires monthly principal and interest payments of approximately $4,000, and contains restrictive covenants prohibiting the granting any security interests or liens on the Company’s assets.  Under the Company’s automatically renewing factoring agreement it assigns the collection rights of its receivables to a finance company in exchange for an advance rate of 85% of face value.  (See Note 8 to our unaudited interim consolidated financial statements for the quarter ended March 31, 2014 for factoring activity and related balances.)  As of May 15, 2014, the Company is current in its financial obligations under the factoring agreement, but the Company’s management believes it may be violating one or more agreement covenants. The Company has not been notified of any default by the factor company.

Trends and Uncertainties

In 2014, we have encountered a series of resignations and other events, which may affect our future results of operations. In addition to the resignations in April of our former chief executive officer and chief financial officer, other employees resigned. Claims have been made for severance, which in at least two instances seem unwarranted. As of the date of this report, it is not feasible to quantify our exposure.

Going Concern

The Company’s ability to continue as a going concern is dependent upon its ability to generate cash from operating activities and obtain additional financing to fund its business plan and to support working capital requirements.

However, as of March 31, 2014, the Company has a working capital deficiency, stockholders’ deficit and accumulated deficit of approximately $2,461,400, $4,724,900, and $11,327,000, respectively, for the three months ended March 31, 2014, incurred net losses available to common stockholders of approximately $574,600, and has used net cash in operations of approximately $856,700. The Company has not been able to generate sufficient cash from operating activities to fund its on-going operations. To meet our working capital needs, the Company will be required to raise capital through the sale of equity and/or debt. The Company has also moved its focus of its business away from non-revenue generating business services which will improve efficiencies and reduce our operating expenses. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On November 12, 2013, the Company entered into a Securities Purchase Agreement for the equity sale of $5.4 million in Series A Preferred Stock and Warrants to purchase shares of the Company’s common stock. The net proceeds to the Company after commissions and professional fees were $4,903,652. The net raise as well as revenues generated from current operations are sufficient to fund on-going operations for approximately 4 months. However, the funding and our current level of revenues are not sufficient to alleviate the going concern issue.

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

Asset Impairment

At the end of September 2013, the Company re-evaluated the capitalized research and development costs for the Visualizer software suite of multiple offerings and the OMC Initiator after an evaluation based in part on the lack of cash flow and customer demand in ICD Visualizer after the general acceptance release date of July 15, 2013. In addition, the Company also considered its going concern opinion and cash liquidity concerns that restrain the ability to make capital investments in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. As a result of this evaluation, the Company recorded a loss of $946,931 that is presented as a line item entitled “asset impairment” on the consolidated statement of operations. The Company will continue to use the Visualizer suite of functionality as internally developed software to generate customized reports for revenue integrity auditing and compliance services but the Company no longer intends to market or sell internally developed software on a stand-alone basis.

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

On July 15, 2013, the Company issued a general release for one of its products Visualizer. Software sales on a standalone basis will be recognized upon delivery of the software when evidence of the purchase arrangement exists and the price is determinable, and when collectability is reasonably assured. The Company will continue to use the Visualizer suite of functionality as internally developed software to generate customized reports for revenue integrity auditing and compliance services but the Company no longer intends to market or sell internally developed software on a stand-alone basis.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited interim consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity, anticipated revenues, and cash flows.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our inability to generate revenues to support our business, raising sufficient capital, legal proceedings distracting our management and draining our cash. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K filed on April 15, 2014 and the Prospectus dated May 16, 2014. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective. We lacked internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC reporting, generally accepted accounting principles (GAAP) and tax accounting procedures, as well as our lack of sufficient financial resources to implement the policies and controls required pursuant to the Exchange act.  We also had insufficient segregation of duties among our accounting personnel. We began to take steps to address these matters as we have hired an internal control specialist to assist in the design, implementation, and test of adequate controls. Additionally, on April 29, 2014, we hired an interim Chief Financial Officer who has spent her career auditing public reporting companies as well as serving as an SEC reporting consultant and most recently was employed as the Vice President of Finance and Financial Reporting for a NASDAQ listed company.

We continue to make progress to mitigate internal control weaknesses; however, we must still enhance the process of design-specific control procedures and test their effectiveness, and maintaining sufficient personnel to implement these tasks before we can report that this weakness has been fully remediated.

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

On March 31, 2014, in accordance with a 2012 employment agreement, the Company issued 93,750 shares of common stock as compensation to an employee for services rendered through March 31, 2014.   The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

On May 19, 2014, the Company granted Mr. Michael Brainard and Mr. Peter Russo, directors of the Company, 500,000 and 750,000 shares of restricted common stock, respectively, which vest one year from the date of grant. The shares were valued at $0.05 per share or $62,500 which will be expensed over the one year term.

Item 6.	Exhibits

 INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger and Reorganization	8-K	2/13/12	2.1
2.2	Articles of Merger filed with the State of Nevada	8-K	2/13/12	2.2
2.3	Articles of Merger filed with the State of Maryland	8-K	2/13/12	2.3
3.1	Amended and Restated Articles of Incorporation	10-K	4/15/14	3.1
3.2	Second Amended and Restated Bylaws	10-K	4/15/14	3.2
10.1	Employment Agreement - Tim Lankes*	8-K	3/5/14	10.1
10.2	Agreement for Purchase of Accounts – Aerofund Financial	10-K	4/15/14	10.21
31.1	Certification of Principal Executive Officer				Filed
31.2	Certification of Principal Financial Officer				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer				Furnished*
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 8551 W. Sunrise Boulevard, Suite 304, Plantation, Florida 33322.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: May 20, 2014	By:	/s/ Todd Willis
Todd Willis
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: May 20, 2014	By:	/s/ Gina Hicks
Gina Hicks
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)