Form 10-Q
period 2014-06-30
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2014-08-14
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2014
Common Stock, $0.001 par value per share	54,846,044 shares

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2014

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Health Revenue Assurance Holdings, Inc. “SEC” refers to the Securities and Exchange Commission.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
Assets	(unaudited)

Cash	$778,330	$3,053,485
Accounts receivable	661,801	901,918
Accounts receivable - Related Party, net of allowance	-	25,000
Prepaid expenses	380,462	1,050,210
Other current assets	5,233	1,676
Total Current Assets	1,825,826	5,032,289

Property and equipment, net	113,654	184,480
Property held for sale	206,932	197,367

Other assets	13,665	12,665
Finance costs, net	1,987	2,150
Total Other Assets	15,652	14,815

Total Assets	$2,162,064	$5,428,951

Liabilities and Stockholders' Deficit

Accounts payable	$96,055	$154,324
Accrued expenses	-	40,373
Accrued payroll	262,354	414,684
Loan payable to factor	364,765	542,530
Accrued interest	-	5,850
Line of credit	40,075	44,692
Capital Leases, current portion	30,989	32,768
Notes payable, current portion, net of discount	226,704	380,326
Long term debt, current portion	44,254	44,084
Settlement Payable	295,731	7,000
Deferred Revenue	145,430	209,033
Other current liabilities	79,353	43,379
Warrant Liability	683,267	5,406,000
Total Current Liabilities	2,268,977	7,325,043
Capital Leases (net of current portion)	11,503	26,108
Notes payable (net of current portion), net of discount	-	31,694
Long term debt (net of current portion)	249,971	272,353
Total Liabilities	$2,530,451	$7,655,198

Temporary Equity
Series A 8% redeemable convertible preferred stock, ($0.001 par value, 13,500,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively - Redemption value of $5,569,280)	2,696,126	1,928,000

Commitments and Contingencies (see Note 10)

Stockholders' Deficit:
Common stock ($0.001 par value, 500,000,000 shares authorized, 54,846,044 shares and 54,752,294 issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	54,846	54,752
Additional paid-in capital	6,547,058	6,543,224
Accumulated deficit	(9,666,417)	(10,752,223)
Total Stockholders' Deficit	(3,064,513)	(4,154,247)

Total Liabilities and Stockholders' Deficit	$2,162,064	$5,428,951

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$1,517,785	$2,067,464	$3,395,183	$4,224,061
Total Revenue	1,517,785	2,067,464	3,395,183	4,224,061

Cost of Revenues	882,608	975,632	2,022,325	1,960,952
Gross Profit	635,177	1,091,832	1,372,858	2,263,109

Operating Expenses
Selling and administrative expenses (includes net stock compensation of $3,928 and $70,048 as of June 30, 2014 and 2013, respectively)	1,861,052	1,941,675	3,827,664	3,386,371
Depreciation and amortization	19,886	19,169	39,707	44,598
Total Operating Expenses	1,880,938	1,960,844	3,867,371	3,430,969

Operating Loss	(1,245,761)	(869,012)	(2,494,513)	(1,167,860)

Other Income (Expense)
Other income	-	635	-	674
Interest expense	(185,110)	(228,684)	(374,288)	(364,702)
Gain from change in fair value of warrant liability	3,420,871	-	4,722,733	-
Total Other Income (Expense), net	3,235,761	(228,049)	4,348,445	(364,028)

Net Income (Loss)	$1,990,000	$(1,097,061)	$1,853,932	$(1,531,888)
Accretion of series A redeemable convertible preferred stock redemption value differential	(217,000)	-	(547,553)	-
Cumulative preferred stock dividend	(112,597)	-	(220,573)	-
Net Income (Loss) Allocable to Common Stockholders	$1,660,403	$(1,097,061)	$1,085,806	$(1,531,888)

Net Income (Loss) Allocable to Common Stockholders Per Share
Basic	$0.03	$(0.02)	$0.02	$(0.03)
Diluted	$0.02	$(0.02)	$0.01	$(0.03)
Weighted Average Number of Shares Outstanding
Basic	54,846,044	45,422,517	54,496,929	44,763,302
Diluted	81,846,044	45,422,517	81,799,428	44,763,302

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

HEALTH REVENUE ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the Six Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from Operating Activities:
Net Income (Loss) Allocable to Common Stockholders	$1,085,806	$(1,531,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of series A redeemable convertible preferred stock redemption value differential	547,553	-
Cumulative series A redeemable convertible preferred stock dividends	220,573	-
Amortization of debt discount	203,282	209,915
Amortization of debt issue costs	163	-
Depreciation expense	39,543	44,598
Bad debt expense	-	6,450
Amortization of prepaid shares issued for services	689,886	-
Stock option expense (recovery)	(14,822)	-
Shares issued for services	18,750	70,048
Gain from change in fair market value of warrants	(4,722,733)	-
Loss on disposal of assets	23,882	-
Change in operating assets and liabilities:
Accounts receivable, net	54,430	(270,326)
Accounts receivable related party, net	25,000	-
Other assets	(4,557)	26,924
Prepaid expenses	(20,138)	(12,140)
Accounts payable	(58,270)	130,555
Settlement accrual	288,731	-
Accrued liabilities	(46,222)	239,414
Other accrued liabilities	35,972	-
Accrued payroll	(152,330)	-
Deferred revenue	(63,603)	-
Net Cash used in operating activities	(1,849,104)	(1,086,450)

Cash flows from Investing Activities:
Capitalization of internally developed software	-	(681,372)
Proceeds from sale of equipment to employees	1,920	-
Purchases of property and equipment	(4,084)	(7,732)
Net Cash used in investing activities	(2,164)	(689,104)

Cash flows from Financing Activities:
Issuance of common stock for cash net of offering cost	-	618,000
Loan proceeds	-	1,220,000
Loan proceeds from factor, net	7,922	(274,636)
Repayments of loans	(388,598)	(383,125)
Repayment of capital lease	(16,383)	-
Settlement payments	-	(92,222)
Borrowings (repayments) on line of credit, net	(26,828)	(34,738)
Net Cash (used in) provided by financing activities	(423,887)	1,053,279

Net decrease in cash	(2,275,155)	(722,275)
Cash at beginning of period	3,053,485	893,458
Cash at ending of period	$778,330	$171,183

Supplemental schedule of cash paid during the period for:
Interest	$100,398	$295,950
Income Taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation incurred for use of equipment	$-	$28,701
Accretion of series A redeemable convertible preferred stock redemption value differential	$547,553	$-
Shares issued as a loan fee	$-	$679,353
Insurance premium finance contract recorded as prepaid asset	$-	$57,573
Shares issued for prepaid services	$-	$57,021
Constructive dividend	$220,573	$-
Reclassification of building and fixtures to property held for sale	$206,932	$-
Financed equipment purchases	$-	$54,105
Asset disposal	$25,802	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

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

Dream Reachers, LLC, owns the Company’s office and is the borrower on a mortgage loan related to such offices. Dream Reachers, LLC does not engage in real estate rental business. Its office is occupied by Health Revenue Assurance Associates, Inc. (“HRAA”) at no cost and HRAA pays the related mortgage’s principal and interest, taxes and maintenance. The Company’s subsidiary HRAA is the sole member effective May 2011. Dream Reachers has been treated as a subsidiary for accounting purposes in the Company’s consolidated financial statements for all periods presented. (See Note 2) On June 16, 2014, the Company with authorization of its board of directors listed its office for sale. Accordingly, the property and fixtures related to the Company’s office have been reclassified to property held for sale on the unaudited consolidated financial statements.

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

Going Concern

As of June 30, 2014, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of approximately $443,000, $3,065,000, and $9,666,000, respectively, for the six months ended June 30, 2014, incurred a net operating loss of approximately $2,495,000, and has used net cash in operations of approximately $1,849,000. As of June 30, 2014, the Company has a cash balance of approximately $778,000. The Company had not been able to generate sufficient cash from operating activities to fund its on-going operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.

The Company’s unaudited consolidated financial statements are presented on a going concern basis since its wholly owned operating subsidiary, Health Revenue Assurance Associates, Inc. filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida on August 11, 2014. (See Note 15) The unaudited consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period. These unaudited consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (our “10-K”).

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Health Revenue Assurance Associates, Inc. and Dream Reachers, LLC. All significant inter-company transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior period amounts in the unaudited consolidated financial statements have been reclassified from research and development to selling and administrative expenses to conform to the current period’s presentation. Further, the Company reclassified $197,367 from the December 31, 2013 line item property and equipment to property held for sale.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of accounts receivable, valuation of property and equipment, valuation of loss on assets held for sale, valuation and amortization period of software, valuation of beneficial conversion features in convertible debt, valuation of derivatives, valuation of equity based instruments issued for other than cash, revenue recognition, and the valuation allowance on deferred tax assets.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

As the Company incurred net income for the three and six months ended June 30, 2014, we have computed basic and diluted earnings per share for both periods as required. For the three and six months ended June 30, 2014 diluted income per share, all potentially dilutive securities were excluded from the computation since the effect of including them is anti-dilutive. Dilutive securities outstanding at June 30, 2014 include 29,940,000 of warrants and Series A Preferred stock convertible into 27,000,000 shares of common stock. There were no dilutive securities outstanding at June 30, 2013 respectively.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

3 - ACCOUNTS RECEIVABLE

Accounts receivable was as follows at:

	June 30,	December 31,
	2014	2013
Accounts receivable	$661,801	$901,918
Accounts receivable –Related party	-	41,244
Allowance for doubtful accounts	-	(16,244)
Total	$661,801	$926,918

We had $0 and $6,450 in bad debt expense on trade accounts receivable for six months ended June 30, 2014 and 2013, respectively. Accounts receivable includes outstanding receivables of $452,583 and $638,270 purchased by the factor as of June 30, 2014 and December 31, 2013, respectively.  (See Note 8)

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Building and improvements	$-	$-
Furniture	36,908	119,810
Computers and Equipment	233,816	260,872
	270,724	380,682
Less - Accumulated depreciation	(157,070)	(196,202)
Total	$113,654	$184,480

Depreciation expense for the six months ended June 30, 2014 and 2013 was approximately $39,500 and $44,600, respectively.

On June 16, 2014, the Company listed its office condominium for sale in conjunction with cost savings initiatives. Accordingly $206,932 the net balance of related building and fixtures were reclassified to property held for sale and depreciation of the related assets was ceased.

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

At the end of September 2013, the Company re-evaluated the capitalized research and development costs for the Visualizer software suite. The evaluation was based in part on the lack of cash flow and customer demand in ICD Visualizer after its general acceptance release date of July 15, 2013. In addition, the Company also considered its going concern risk and cash liquidity concerns that restrain the ability to make capital investments in research and development to complete existing products in the pipeline as the available cash is needed to fund normal operating expenses. As a result of this evaluation, the Company recorded a loss of $946,931 for the year ended December 31, 2013 that is presented as a line item entitled “asset impairment” on the consolidated statement of operations. The Company will continue to use the Visualizer suite of functionality as internally developed software to generate customized reports for revenue integrity auditing and compliance services but the Company no longer intends to market or sell internally developed software on a stand-alone basis. There was no amortization expense for software for the six months ended June 30, 2014 and 2013, respectively.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

Software consisted of the following at:

	June 30, 2014	December 31, 2013
Software	$-	$1,011,068
Accumulated amortization	-	(64,137)
Asset Impairment	-	(946,931)
Software, net	$-	$-

6 – LINES OF CREDIT

Bank

The Company has a $150,000 revolving line of credit with a bank (the “Line of Credit”), effective in December 2008, for its general working capital needs. The line contains certain restrictive covenants including restrictions on granting liens on the Company's assets. The line is also guaranteed by certain former officers of the Company. The line of credit matured on December 18, 2009 and was renewed and was due on December 18, 2012. The revolving line was modified on December 18, 2012 so that the loan no longer has an expiration date of December 18, 2012, but instead, a final maturity date of December 18, 2018.

On September 19, 2013, the Company converted the Line of Credit to a term note. The Company consolidated the Line of Credit and an existing bank term loan into a consolidated term loan. Monthly payments of principal and interest are approximately $3,900 per month, and a new maturity date of September 19, 2017. Interest is calculated at a rate per year equal to the bank’s prime rate plus 3.5% or 6.75%. At the time of the conversion the line of credit had an outstanding balance in the amount of $133,334. (See Note 7)

Dell

The Company maintains a Dell Business Credit line of up to $50,000. Interest rates vary under the line based on difference types of payment plans. The balance due under the line as of June 30, 2014 and December 31, 2013 was $40,075, and $44,692, respectively, which is included in line of credit, current portion in the accompanying unaudited consolidated financial statements.

7 – LONG TERM DEBT AND NOTES PAYABLE

Long Term debt:

Long Term debt consisted of the following at:

	June 30, 2014	December 31, 2013
Bank term loan	$122,603	$141,857
Mortgage loan	171,622	174,580
	294,225	316,437
Less current portion	(44,254)	(44,084)
Total long term portion	$249,971	$272,353

In March 2009, HRAA entered into a term loan with Bank of America which proceeds were used for general working capital needs (the “Term Loan”). The Term Loan was established as a result of a conversion of a revolving line of credit. The Term Loan is personally guaranteed by Robert Rubinowitz and Andrea Clark-Rubinowitz and contains certain restrictive covenants including restrictions on granting liens on the Company's assets. The Term Loan matured in five years and incurred interest at the rate of 6.75% per annum.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

On September 19, 2013, HRAA consolidated the above March 2009 Term Loan with the Line of Credit. (See Note 6) The outstanding balance for the Term Loan and the Line of Credit prior to consolidation was $20,697 and $133,334, respectively. The new consolidated term loan is personally guaranteed by Robert Rubinowitz and Andrea Clark-Rubinowitz and contains restrictive covenants, and prohibits the Company from granting any security interests or liens on the assets of the Company. Payments of principal and interest are approximately $3,900 per month. The new consolidated term loan matures on September 19, 2017 and incurs interest at a rate per year equal to the bank’s prime rate plus 3.5% or 6.75% at June 30, 2014.

The Company’s subsidiary has a mortgage related to certain real estate, a building condominium, which houses the Company’s main offices in Plantation, Florida. The loan originated July 2010 in the amount of $192,500 and matures July 2020, when a balloon principal and interest payment of approximately $129,000 becomes due. The loan is collateralized by the real estate and is personally guaranteed by Robert Rubinowitz, a former officer and stockholder of the Company. Interest is fixed at 6.625% for the first five years of the loan, and converts for the second five years to an adjustable indexed rate at the Federal Funds Rate plus 3.25%, as established by the United State Federal Reserve but under no circumstances will the effective interest rate of interest on the mortgage be less than 6.625%. Monthly payments for principal and interest are approximately $1,500 until July 2015, when the total monthly payment may vary due to the adjustable interest rate provision in the note.

Although the Company is current in its payments on these loans at June 30, 2014, management believes the Company may be in default of certain non-financial covenants. Default provisions were likely triggered since the Company’s wholly owned operating subsidiary, Health Revenue Assurance Associates, Inc. filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida on August 11, 2014. The banks have not notified the Company of any default.

Notes payable:

The Company has eighteen notes payable, (i) thirteen of the loans are secured by contract accounts receivable of a Company customer which security interest is subordinate to the lender under the factoring agreement, and (ii) one of the loans is secured by the stock of HRAA.

In December 2012, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $815,000. The loan agreements have an interest rate of 12% per annum calculated on the original loan balances resulting in an effective interest rate of 24% over the term of the loans. Principal and interest is payable over 24 months. Additionally, in connection with the financing, the Company issued 2,375,000 shares of common stock to the lenders as loan fees. The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled $343,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $61,900 and $114,958 as of June 30, 2014 and December 31, 2013, respectively.

In January and February 2013, the Company entered into loan agreements with various investors and issued promissory notes upon receipt of $1,220,000. The loan agreements have an interest rate of 12% per annum. Principal and interest is payable over 24 months. Additionally, in connection with the financing, the Company issued 5,575,000 shares of common stock to the lenders as loan fees. (See Note 11) The fair value per share of $0.28 (based on recent cash sales prices) was used to compute the relative fair value of the shares in accordance with ASC 470-20 which totaled approximately $679,500 which was recorded as a debt discount with a credit to additional paid-in-capital and such discount is being amortized over the term of the loans. The unamortized discount was $200,298 and $350,522 as of June 30, 2014 and December 31, 2013, respectively.

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

Although the Company is current in its payments on these notes at June 30, 2014, management believes default provisions were likely triggered since the Company’s wholly owned operating subsidiary, Health Revenue Assurance Associates, Inc. filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida on August 11, 2014. The note holders have not notified the Company of any default.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

Notes payable consisted of the following at:

	June 30, 2014	December 31, 2013
Principal amount of notes payable	$488,902	$877,500
Unamortized discount	(262,198)	(465,480)
Notes payable, net of discount	226,704	412,020
Less current portion	(226,704)	(380,326)
Total Long term portion	$-	$31,694

8 – FACTORING AGREEMENT

In June 2012, the Company entered into a one-year factoring agreement with a finance company. The agreement automatically renews annually unless terminated by either party. Under the terms of the agreement, the Company, at its discretion, assigns the collection rights of its receivables to the finance company in exchange for an advance rate of 85% of face value. The assignments are transacted with recourse only at the option of the finance company in the event of non-payment. The Company's obligations under the factor agreement are secured by substantially all assets of the Company. In accordance with ASC 860 "Transfers and Servicing" regarding transfers of receivables with recourse, this factoring arrangement is accounted for as a secured financing. For the six months ended June 30, 2014, the Company had factored approximately $2,234,000 of receivables and had received cash advances of approximately $2,262,600. Outstanding receivables purchased by the factor as of June 30, 2014 were approximately $452,600 and are included in accounts receivable in the accompanying unaudited consolidated balance sheet, and the secured loan due to the lender was approximately $364,800. Factor fees for the three months ending June 30, 2014 and 2013 were approximately $30,000 and $138,400, respectively. Factor fees for the six months ended June 30, 2014 and 2013 were approximately $70,600 and $76,100, respectively, and are included in interest expenses. (See Note 3)

Although the Company is current in its financial obligations under this factoring agreement, management believes the Company may be in default under the solvency provision and certain non-financial default provisions. The Company has not been notified of any default by the factor company.

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

JUNE 30, 2014 (UNAUDITED)

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

On September 1, 2011, the Company entered into a commercial lease agreement for additional office space. The lease term is one year with five successive one year renewal options. Starting September 1, 2013, the lease has been renewed for one year with a fixed payment of approximately $5,800 per month. The commercial leased was cancelled effective June 30, 2014. The related security deposit of $8,865 was refunded to the Company on July 14, 2014.

Capital Leases:

The Company leases its equipment from Dell Financial Services L.L.C. under various capital leases. The economic substance of the lease is that the Company is financing the acquisition of the assets through the lease and accordingly, it is recorded in the Company’s assets and liabilities.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

The following is an analysis of the leased assets included in property and equipment:

	June 30, 2014	December 31, 2013
Equipment	$79,210	$79,210
Less accumulated depreciation	(46,808)	(33,607)
Total	$32,402	$45,603

The lease agreement contains a bargain purchase option at the end of the lease term. The total amount due at June 30, 2014 is $42,492 of which $30,989 is included in short term liabilities. Amortization of assets held under capital leases is included with depreciation expense and is approximately $13,200 as of June 30, 2014. Although the Company is current in its payments on these leases at June 30, 2014, management believes the default provisions were likely triggered since the Company’s wholly owned operating subsidiary, Health Revenue Assurance Associates, Inc. filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida on August 11, 2014. Dell Financial Services L.L.C. has not notified the Company of any default.

Settlement Agreements:

On March 14, 2013, the Company and its former regional sales manager entered into a settlement agreement to resolve one pending lawsuits arising out of the termination of his employment. The lawsuit was initiated by the former regional sales manager against the Company in the United States District Court for the city of Denver, Colorado. Pursuant to the settlement agreement, the former regional sales manager agreed to abolish all claims and lawsuits against the Company. As part of the settlement agreement, the Company agreed to make a payment totaling $11,000 pursuant to the terms of the settlement agreement and general release of all claims executed by both parties. The settlement payments were paid in full as of June 30, 2014.

On April 14, 2014, the Company entered into a separation agreement (the “Separation Agreement”) with Robert Rubinowitz, its former President, Chief Operating Officer, Secretary, Treasurer and director, which provided for the termination of Mr. Rubinowitz's employment and his resignation as an officer and director of the Company, and the termination of that certain Employment Agreement dated October 1, 2013, as amended on November 12, 2013, between the Company and Mr. Rubinowitz (the “Employment Agreement”). The Separation Agreement provides that Mr. Rubinowitz will receive from the Company (i) $175,000 to be paid in equal increments of $3,365.39 on each of May 2, 2014, May 16, 2014, May 30, 2014, June 14, 2014 and June 27, 2014 and thereafter equal increments of $7,532.05 with the last payment date being April 17, 2015, and (ii) $23,557.70 in accrued and unpaid base salary, bonus and vacation earned through April 11, 2014 payable in equal installments of $1,121.80 beginning on July 11, 2014, in each case, less all applicable deductions and withholdings. As of June 30, 2014, the Company has a settlement accrued of $181,700 in connection with Mr. Rubinowitz’s Separation Agreement.

The Separation Agreement also requires the Company to use commercially reasonable efforts to have Mr. Rubinowitz and Andrea Clark-Rubinowitz removed as guarantors under certain of the Company's debt obligations. The Company paid an early termination fee for the early return of Mr. Rubinowitz's leased vehicle. The Company further agreed to file a Registration Statement with the SEC to register the resale of Mr. Rubinowitz's outstanding common stock as of the date of Separation Agreement.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which is attached as Exhibit 10.22 to the Company’s 2013 Annual Report on Form 10-K filed April 15, 2014.

On March 26, 2014, the Company terminated Dean Boyer’s employment as its chief technology officer.  On May 15, 2014, a consulting agreement and a termination and release agreement were executed with Mr. Boyer and the Company.  The agreements provide that Mr. Boyer will receive $200,000 to be paid $50,000 on May 16, 2014, and payments to be made thereafter in equal increments of $12,000 with the Company’s scheduled payrolls, and with a final payment of $6,000 date being made on November 14, 2014. All payments will be less applicable payroll tax deductions and withholdings. As of June 30, 2014, the Company accrued $114,000 payable to Mr. Boyer in connection with his agreements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

Employment Agreements:

On October 2, 2013 the Company entered into employment agreements with four (4) of our officers and directors. The Employment Agreements provided for severance benefits, change in control provisions, accrued but unpaid wages and bonuses, accrued but unpaid vacation time, incentive awards, equity and stock options, and other benefits. These four (4) employment agreements were amended on November 12, 2013. As of June 30, 2014, no performance bonuses have been earned. The Company owed Andrea Clark-Rubinowitz $75,000. The balance due to Ms. Clark-Rubinowitz was formalized in a promissory note dated November 1, 2013. The Company also owed Robert Rubinowitz $40,000 pursuant to a promissory note dated November 1, 2013 for funds advanced in September 2013. On November 12, 2013 the promissory notes to Ms. Clark-Rubinowitz and Mr. Rubinowitz were paid in full from the net proceeds of the Securities Purchase Agreement, dated November 12, 2013, among the Company and the investors named therein.

Contingencies:

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations, financial condition or cash flows. (See Note 15)

The Company has not filed state tax returns and has a potential liability for unrecognized taxes relating primarily to state tax contingencies in several jurisdictions. The Company cannot predict with certainty the amount of the potential state tax liability including the associated interest and penalties. The Company also cannot predict with certainty the amount of unrecognized state tax benefits, net of federal tax benefits, that if recognized would have impacted the prior year’s effective tax rates.

On August 11, 2014, the Company’s wholly owned operating subsidiary, Health Revenue Assurance Associates, Inc. filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida. (See Note 15)

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

11 – STOCKHOLDERS' DEFICIT

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

Stock Options

During the six months ended June 30, 2014, the Company recorded pre-tax recovery of compensation expense of $14,822 related the cancellation of 1,000,000 stock options as result of an officer’s resignation. There was no unrecognized compensation expense related to stock options at June 30, 2014. There were no exercises of stock options for the six months ended June 30, 2014.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The 1,000,000 options were valued at $221,121. Unvested stock options of 1,000,000 were forfeited and the related option grant was cancelled as result of an officer’s resignation.

The following table summarizes stock option activity for the six months ended June 30, 2014:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	1,000,000	$0.26	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,000,000)	0.26	-	-
Outstanding at June 30, 2014	-	$-	-	-

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

JUNE 30, 2014 (UNAUDITED)

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

JUNE 30, 2014 (UNAUDITED)

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

On May 19, 2014, a resolution was proposed for a grant of restricted common stock for board members Mr. Michael Brainard and Mr. Peter Russo. Under Nevada law, in order to take action through a written consent, the consent must be approved by all directors.  The Company did not obtain written consents from all board of directors members and accordingly, the board of directors did not approve the restricted stock grants. The board of directors has waived any equity grants to a later date based on the Company’s future results of operations.

Temporary Equity – Redeemable Convertible Preferred Stock

On November 12, 2013, the Company entered into a Securities Purchase Agreement for the sale of Series A 8% Redeemable Convertible Preferred Stock (“Series A stock”) and warrants to purchase shares of the Company’s common stock. The Company sold 13,500,000 of Series A stock and warrants to purchase 27,000,000 shares of the Company’s common stock for gross proceeds of $5,400,000. The net proceeds to the Company after offering costs were $4,903,652. The Series A stock is convertible into common stock on a 2 for 1 basis and is redeemable by the Company, at the option of the investor, 48 months from November 12, 2013 at the stated value of $0.40 per share or a total of $5,400,000 plus accumulated but unpaid dividends, whether declared or not. The Company accounts for these preferred stock in accordance with the US GAAP accounting guidance under ASC 480 applicable to redeemable instruments, which requires the differential between the issuance and redemption value to be accreted over the period that begins on the issuance date and ends on the redemption date. The accretion increases accumulated deficits and net loss allocable to common stockholders in calculating net loss per share.

Due to the redemption feature the Series A Stock is reflected as temporary equity as follows:

Series A sale price	$5,400,000
Less: Reclassification of warrant fair value to liability	(5,669,837)
Offering costs	(496,348)
Plus: Deemed dividend	2,634,185
Series A dividends	60,000
Series A at December 31, 2013	$1,928,000
Plus: Accretion of Series A value differential	547,553
Series A dividends	220,573
Series A at June 30, 2014	$2,696,126

The Company also issued warrants to purchase 1,890,000 shares of common stock to a placement agent. (See Note 12)

The Company recorded a beneficial conversion value for the preferred stock of approximately $2.6 million in 2013 as an immediate charge to accumulated deficit as it is considered a constructive dividend to Series A preferred stockholders. As part of this equity financing transaction, the Company issued 27,000,000 five-year warrants (See Note 12) with immediate vesting rights to convert into common shares at an initial exercise price of $0.30 per share under price protection provisions. The warrants also contain cashless exercise provisions. Due to price protection provisions in the warrants, the Company will account for these warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

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

Warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	29,940,000	$0.30
Granted	-	-
Anti-dilution issuance	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2014	29,940,000	$0.30
Exercisable at June 30, 2014	29,940,000	$0.30
Aggregate intrinsic value		$-

All warrants were issued with an exercise term of 5 years.

Warrants outstanding have a weighted average remaining contractual life of 4.36 years as of June 30, 2014.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at:

	Carrying Value at June 30,	Fair Value Measurements at June 30, 2014
	2014	(Level 1)	(Level 2)	(Level 3)

Warrant derivative liability (29,940,000 warrants)	$683,267	$-	$-	$683,267

The following is a summary of activity of Level 3 liabilities:

Balance at December 31, 2013	$5,406,000

Change in fair value	(4,722,733)
Balance June 30, 2014	$683,267

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

Assumptions	June 30, 2014
Expected term	0.875
Expected Volatility	131.31%
Risk free rate	1.2%
Dividend Yield	0.00%

There were no changes in the valuation techniques during 2014.

13 – CONCENTRATIONS

Sales to six hospitals represented approximately 54% of net sales for the six months ended June 30, 2014.

Hospital Customer A	17.2%
Hospital Customer B	9.6%
Hospital Customer C	9.7%
Hospital Customer D	1.3%
Hospital Customer E	5.8%
Hospital Customer F	10.5%
Total	54.1%

Four and three customers represented approximately 59% and 64% of the accounts receivable as of June 30, 2014 and December 31, 2013 respectively.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

14 – RELATED PARTY TRANSACTIONS

In March 2013, the Company entered into a contract with ResumeBear, Inc. (“ResumeBear”), a related party, to provide website development services in the amount of $302,764. Mr. Peter Russo, a member of the Company’s board of directors, is the chief executive officer and a director of ResumeBear. Mr. Michael Brainard, a member of the Company’s board of directors, is also a director of ResumeBear. No revenues were recorded by the Company from ResumeBear for the six months ended June 30, 2014 and 2013. In January 2014, the Company wrote-off approximately $108,000 of the account receivable with ResumeBear which is reflected in the December 31, 2013 consolidated financial statements as an allowance of $16,244 and a reduction of revenue of approximately $92,000. Due to cost overruns and product delivery issues relating primarily to a third party subcontractor, the Company estimates the cumulative total loss on this contract is approximately $220,200 through June 30, 2014, and $112,200 incurred for the six months ended June 30, 2014.

ResumeBear hired Dean Boyer, the Company’s former chief technology officer, as their chief technology officer in April 2014. (See Note 10 for severances due to former officers)

15 – SUBSEQUENT EVENTS

On July 31, 2014, the Company’s Board of Directors, after consulting with its management and reorganization attorney, directed management to file a petition under Chapter 11 of the U.S. Bankruptcy Code subject to any change in the final recommendation of the reorganization attorney. On August 11, 2014, the Company’s wholly owned subsidiary and operating entity, Health Revenue Assurance Associates filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida. Under Chapter 11, certain claims against the Company in existence before the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from determination by the court of allowed claims for contingencies and other disputed amounts. Claims secured by the Company assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from stay.

On August 6, 2014, the Company and Todd Willis, the Company’s Chief Executive Officer, entered into a new two-year Employment Agreement. In accordance with the Agreement, Mr. Willis shall receive an annual base salary of $175,000. The base salary shall increase upon the Company meeting certain performance milestones.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Health Revenue Assurance Holdings, Inc. for the six months ended June 30, 2014 and 2013, should be read in conjunction with the, Health Revenue Assurance Holdings’ financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements in this Quarterly Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “on going,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

●	Billing and Coding Audits – We apply proven audit techniques to the review of medical records and revenue cycle operations. We assess all components of the medical record to include operative reports, nurses’ & doctors’ notes, records, and other ancillary tests and orders. Our methodology enhances our ability to identify procedures and diagnoses that may not be documented by the medical staff. The information derived these reviews enables our customers to analyze medical staff documentation and review the coding accuracy that drives reimbursements and contributes to resource utilization. In addition, the results provide a baseline for follow-on assessments enabling continuous improvement and customized coding and compliance training for departmental staff.

●	Consulting – Our consultants assist our customers keep pace with industry and regulatory changes, including consulting in health information management and revenue integrity.

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

On April 29, 2014, the board of directors of Health Revenue Assurance Holdings, Inc. appointed Gina Hicks as its interim Chief Financial Officer.

On June 27, 2014, Ms. Andrea Clark-Rubinowitz resigned as a Chief Visionary Officer of Health Revenue Assurance Holdings, Inc.  Ms. Clark-Rubinowitz also resigned as a director of the Company.

On July 28, 2014, the three-month Employment Agreement entered into between the Company and Gina Hicks, the Company’s then interim Chief Financial Officer, expired.

Three months ended June 30, 2014 compared to June 30, 2013

Results of Operations

The following table presents a summary of operating information for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended		Increase/	Increase/
	June 30,	June 30,	(Decrease)	(Decrease)
	2014	2013	$	%
Revenue	$1,517,785	$2,067,464	$(549,679)	(26.59)%
Cost of revenues	882,608	975,632	(93,024)	(9.53)%
Gross profit	635,177	1,091,832	(456,655)	(41.82)%

Selling and administrative expenses	1,861,052	1,941,675	(80,623)	(4.15)%
Depreciation and amortization	19,886	19,169	717	3.74%
Total operating expenses	1,880,938	1,960,844	(79,906)	(4.08)%
Operating income (loss)	(1,245,761)	(869,012)	(376,749)	43.35%
Other income (expense), net	3,235,761	(228,049)	3,463,810	(1518.89)%

Net Income (Loss)	$1,990,000	$(1,097,061)	$3,087,061	(281.39)%

Revenue:

Revenue decreased by approximately $549,700 or 26.6%, from approximately $2,067,500 for the three months ended June 30, 2013 to approximately $1,517,800 for the three months ended June 30, 2014.  The decrease in revenue was due primarily to reductions in education and coding consulting services partially attributable the deceleration in the service demand due to the delay in the implementation of ICD-10 and lower utilization rates for coding services.

Cost of Revenues:

Cost of revenues decreased by approximately $93,000 or 9.5%, from approximately $975,600 for the three months ended June 30, 2013 to approximately $882,600 for the three months ended June 30, 2014. The decrease in cost was due primarily to decreased salaries resulting from a decrease in headcount and execution of cost savings initiatives which we began implementing at the end of April 2014.

Gross profit:

Gross profit decreased by approximately $456,700, or 41.8%, from approximately $1,091,800 for the three months ended June 30, 2013 to approximately $635,200 for the three months ended June 30, 2014.  The decrease in gross profit is primarily attributable to declines in education, consulting services, net of cost reduction resulting from the implementation of cost savings initiatives.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $1,861,000 for the three months ended June 30, 2014, a decrease of approximately $80,700 or 4.2%, from approximately $1,941,700 for the three months ended June 30, 2013.  The change in the 2014 period compared to the 2013 period was primarily due to:

●	Personnel costs have decreased by approximately $379,900 or 35.5%, from approximately $1,071,700 for the three months ended June 30, 2013 to approximately $691,800 for the three months ended June 30, 2014. The reduction in personnel costs represents the majority of the total decrease and is due primarily to savings in compensation and related expenses associated with reductions in workforce, including executive management, sales and administrative staff, made in conjunction with cost saving initiatives implemented during the three months ended June 30, 2014. However, these reductions were offset by severance charges of approximately $295,700 for former executive officers.

●	Consulting and professional fees have increased from approximately $125,100 for the three months ended June 30, 2013 to approximately $526,600 for the three months ended June 30, 2014, an increase of approximately $401,500, representing the majority of the total increase. Consulting fees increased approximately $282,400 due to the amortization of stock compensation for investor relations and business developments services. Other professional fees increased approximately $9,300 are primarily attributable to increased accounting, including an evaluation of the Company’s internal control review services and tax related services. Legal fees increased approximately $109,900 and are primarily attributable to increased legal services primarily incurred in April of 2014.

●	The increase in selling and administrative expenses is partially offset by decreases in travel, stock compensation expense, and marketing expenses.

The Company is currently conducting a cost reduction initiative to improve efficiencies, reduce costs, and streamline and focus its efforts on its profitable business services including strategic workforce reductions and consolidating its real estate facilities.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $19,900 for the three months ended June 30, 2014, an increase of approximately $700, or 3.7%, from approximately $19,200 for the three months ended June 30, 2013. The decrease was primarily due to amortization for the Visualizer software product that was fully impaired in September 2013.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $185,100 for the three months ended June 30, 2014, a decrease of approximately $43,600, from approximately $228,700 for the three months ended June 30, 2013. The decrease in interest expense is primarily to debt modifications and conversion to common stock which took place in the August 2013 resulting in decreased in interest paid on notes.

Change in Fair Value of Warrant Liability:

The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimate the fair value of these warrants at the respective balance sheet dates, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends and expected volatility of the price of the underlying common stock. For the three months ended June 30, 2014 approximately $3,420,900 gain in fair value of warrant liability was recorded attributable to re-measurement.  The resulting decrease in the warrant liability is primarily due to the decrease in the market value of the Company’s common stock from a closing price of $0.20 per share at March 31, 2014 to a closing price of $0.04 per share at June 30, 2014.

If the Company’s common stock closing price at September 30, 2014 or future periods is higher than the closing price at June 30, 2014, the Company may record a non-cash loss from change in fair value of warrant liability which may be material. Conversely, if the Company’s common stock closing price at June 30, 2014 is lower than the closing price at September 30, 2014 or future periods, the Company may record a non-cash gain from change in fair value of warrant liability which may be material.

Net Income (Loss):

As a result of the above factors, a net income of approximately $1,990,000 was recognized for the three months ended June 30, 2014 as compared to net loss of approximately $1,097,100 for the three months ended June 30, 2013, an increase of approximately $3,087,100 or over 280%.  The increase in net income is primarily attributable to the gain in fair value of warrant liability.

 Six months ended June 30, 2014 compared to June 30, 2013

Results of Operations

The following table presents a summary of operating information for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended		Increase/	Increase/
	June 30, 2014	June 30, 2013	(Decrease) $	(Decrease) %
Revenue	$3,395,183	$4,224,061	$(828,878)	(19.62)%
Cost of revenues	2,022,325	1,960,952	61,373	3.13%
Gross profit	1,372,858	2,263,109	(890,251)	(39.34)%

Selling and administrative expenses	3,827,664	3,386,371	441,293	13.03%
Depreciation and amortization	39,707	44,598	(4,891)	(10.97)%
Total operating expenses	3,867,371	3,430,969	436,402	12.72%
Operating income (loss)	(2,494,513)	(1,167,860)	(1,326,653)	113.60%
Other income (expense), net	4,348,445	(364,028)	4,712,473	(1294.54)%

Net Income (Loss)	$1,853,932	$(1,531,888)	$3,385,820	(221.02)%

Revenue:

Revenue decreased by approximately $828,900 or 19.6%, from approximately $4,224,100 for the six months ended June 31, 2013 to approximately $3,395,200 for the six months ended June 30, 2014.  The decrease in revenue was due primarily to reductions in education and coding consulting services partially attributable the deceleration in the service demand due to the delay in the implementation of ICD-10 and lower utilization rates for coding services.

Cost of Revenues:

Cost of revenues increased by approximately $61,400 or 3.1%, from approximately $1,960,900 for the six months ended June 30, 2013 to approximately $2,022,300 for the six months ended June 30, 2014. The increase in cost was due primarily to the salaries, training and related employee costs for hiring of additional experienced coding and audit/consulting service personnel to service the anticipated growth in contracts from the ICD-10 implementation net of decreases in salaries resulting from a decrease in headcount and accomplishment of cost savings initiatives made during the second quarter of 2014.

Gross profit:

Gross profit decreased by approximately $890,300, or 39.3%, from approximately $2,263,100 for the six months ended June 30, 2013 to approximately $1,372,800 for the six months ended June 30, 2014.  The decrease in gross profit is primarily attributable to declines in education, consulting services, and coding revenues and a net increase in employee costs.

Selling and Administrative Expenses:

Selling and administrative expenses were approximately $3,827,700 for the six months ended June 30, 2014, an increase of approximately $441,300 or 13.0%, from approximately $3,386,400 for the six months ended June 30, 2013.  The net change in the 2014 period compared to the 2013 period was primarily due to:

●	Personnel costs have increased by approximately $120,100 or 7.0%, from approximately $1,733,600 for the six months ended June 30, 2013 to approximately $1,853,700 for the six months ended June 30, 2014. Increased personnel costs represents severance settlement accrual for two officers in the amount of $295,700 offset by reduced compensation and related expenses associated with workforce reductions, including executive management, sales and administrative staff, made in conjunction with cost saving initiatives implemented during the second quarter of 2014.

●	Consulting and professional fees have increased from approximately $239,400 for the six months ended June 30, 2013 to approximately $1,102,600 for the six months ended June 30, 2014, an increase of approximately $863,200, representing the majority of the total increase. Consulting fees increased approximately $647,400 due to the amortization of stock compensation for investor relations and business developments services. Other professional fees increased approximately $54,900 are primarily attributable to increased accounting, including an evaluation of the Company’s internal control review services and tax related services. Legal fees increased approximately $160,900 are primarily attributable to increased legal services primarily incurred in April 2014.

●	The increase in selling and administrative expenses is partially offset by decreases in travel, stock compensation expense, and marketing expenses.

The Company is currently conducting a cost reduction initiative to improve efficiencies, reduce costs, and streamline and focus its efforts on its profitable business services including strategic workforce reductions and consolidating its real estate facilities.

Depreciation and Amortization Expenses:

Depreciation and amortization expenses were approximately $39,700 for the six months ended June 30, 2014, a decrease of approximately $4,900, or 11.0%, from approximately $44,600 for the six months ended June 30, 2013. The decrease was primarily due to amortization for the Visualizer software product that was fully impaired in September 2013.

Interest Expense (included in other expenses, net):

Interest Expense was approximately $374,300 for the six months ended June 30, 2014, an increase of approximately $9,600, from approximately $364,700 for the six months ended June 30, 2013. The increase in interest expense is primarily due to increase in interest paid on notes and finance charges related to the amortization of debt issue costs.

Change in Fair Value of Warrant Liability:

The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimate the fair value of these warrants at the respective balance sheet dates, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends and expected volatility of the price of the underlying common stock. For the six months ended June 30, 2014 approximately $4,722,700 gain in fair value of warrant liability was recorded attributable to re-measurement.  The resulting decrease in the warrant liability is primarily due to the decrease in the market value of the Company’s common stock from a closing price of $0.25 per share at December 31, 2013 to a closing price of $0.04 per share at June 30, 2014.

If the Company’s common stock closing price at September 30, 2014 or future periods is higher than the closing price at June 30, 2014, the Company may record a non-cash loss from change in fair value of warrant liability which may be material. Conversely, if the Company’s common stock closing price at September 30, 2014 or future periods is lower than the closing price at June 30, 2014, the Company may record a non-cash gain from change in fair value of warrant liability which may be material.

Net Income (loss):

As a result of the above factors, a net income of approximately $1,854,000 was recognized for the six months ended June 30, 2014 as compared to net loss of approximately $1,531,900 for the six months ended June 30, 2013, an increase of approximately $3,385,900 or over 220.0%.  The increase in net income is primarily attributable to the gain in fair value of warrant liability.

Liquidity and Capital Resources

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Net Cash used in operating activities	$(1,849,104)	$(1,086,450)
Net Cash used in investing activities	(2,164)	(689,104)
Net Cash (used in) provided by financing activities	(423,887)	1,053,279
	$(2,275,155)	$(722,275)

Net cash used in operating activities was approximately $1,849,100 for the six months ended June 30, 2014 compared to $1,086,500 for the same period in 2013. For the six months ended June 30, 2014, net cash used  by operating activities consisted primarily of net income allocable to common stockholders of approximately $1,085,800 increased by non-cash adjustments of approximately $4,722,700 for the gain from change in fair market value of warrants offset by $689,900 of amortization of prepaid shares issued for services, $547,600 of accretion of series A redeemable convertible preferred stock redemption value differential, $220,600 of cumulative series a redeemable convertible preferred stock dividend, $203,300 of amortization of debt discount, $39,700 of depreciation and amortization, net loss on disposal of assets in the amount of $23,900 and $3,900 of net stock compensation expense.  Additionally, changes in working capital approximately of $5,900 decreased the net cash used in operating activities. For the six months ended June 30, 2013, net cash used by operating activities consisted primarily of net loss allocable to common stockholders of approximately $1,531,900 offset by non-cash adjustments of approximately $209,900 of amortization of debt discount, $44,600 depreciation, and $70,000 of shares issued for services, and $6,450 of bad debt expense.  Additionally, changes in working capital approximately $114,400 increased the net cash provided by operating activities.

Net cash used in investing activities was approximately $2,200 for the six months ended June 30, 2014 compared to $689,100 for the same period in 2013. Net cash used in investing activities for six months ended June 30, 2014 of approximately $2,200 was provided by disposal of furniture and computer equipment.  Net cash used in investing activities for the six months ended June 30, 2013 of approximately $689,100 represent the cost of internally developed software.

Net cash used in financing activities was approximately $423,900 for the six months ended June 30, 2014 compared to cash provided by financing activities of $1,053,300 for the same period in 2013. Net cash used by financing activities amounted to approximately $423,900 for the six months ended June 30, 2014, and relates to the repayment of debt obligations. Net cash provided by financing activities in the six months ended June 30, 2013, of approximately $1,053,300, is attributable to approximately $383,100, the proceeds from notes payable net of debt repayments, $618,000 issuance of common stock offset by $92,200 of settlement payments and net repayments on line of credit.

	June 30,	December 31,
	2014	2013
Cash	$778,330	$3,053,485
Total Assets	$2,162,064	$5,428,951
Percentage of total assets	36%	56%

As of August 11, 2014, the Company had a cash balance of approximately $282,000.   As of August 11, 2014, the Company owed approximately $427,000 of notes payable due through February 2015, capital lease debt of approximately $39,800 due through 2016, mortgage debt of $171,100, and line of credit debt of $39,700.  As of August 11, 2014, the Company’s term loan balance was approximately $119,400, required monthly principal and interest payments of approximately $4,000, contains restrictive covenants prohibiting the granting any security interests or liens on the Company’s assets.  Under the Company’s automatically renewing factoring agreement it assigns the collection rights of its receivables to a finance company in exchange for an advance rate of 85% of face value.  (See Note 8 to our unaudited consolidated financial statements contained herein for factoring activity and related balances.)  Although the Company was current in its debt payments as of June 30, 2014, management believes the Company may be in default of certain non-financial covenants. Default provisions were likely triggered since the Company’s wholly owned operating subsidiary, Health Revenue Assurance Associates, Inc. filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida on August 11, 2014, as described below. The Company has not been notified of any defaults.

Petition under Chapter 11 of the U.S. Bankruptcy Code.

On July 31, 2014, the Company’s Board of Directors, after consulting with its management and reorganization attorney, directed management to file a petition under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) subject to any change in the final recommendation of the reorganization attorney. On August 11, 2014 (the “Petition Date”), as described above, the Company’s wholly owned operating subsidiary, Health Revenue Assurance Associates Inc. (the “Company’s Subsidiary”), filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Florida (the Bankruptcy Court”) as administered as Case No. 14-28030-RBR. The Company’s Subsidiary continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. Under Chapter 11, certain claims against the Company’s Subsidiary in existence before the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company’s subsidiary continues business operations as debtor-in-possession. Additional claims (liabilities subject to compromise) may arise after the Petition Date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Claims secured by the Company’s Subsidiary assets (secured claims) also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from stay.

As part of the Chapter 11 Case and as discussed further below, the Company’s Subsidiary’s goal is to develop and implement a Chapter 11 plan that meets the standards for confirmation under the Bankruptcy Code. This includes a plan to either sell all or a portion of the Company’s Subsidiary’s assets pursuant to Section 363 of the Bankruptcy Code or to seek confirmation of a Chapter 11 reorganization plan providing for another arrangement. The confirmation of a Chapter 11 reorganization plan or a sale pursuant to Section 363 of the Bankruptcy code could materially alter the classifications and amounts reported in the accompanying unaudited consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or other arrangement or the effect of any operational changes that may be implemented.

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Company’s Subsidiary automatically stayed most actions against the Company’s Subsidiary, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s Subsidiary property. Accordingly, although the Company defaulted on certain of the Company’s Subsidiary’s debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Company’s Subsidiary’s pre-petition liabilities are subject to settlement under a reorganization plan or in connection with a Section 363 sale. As a result of the Bankruptcy Filing the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Company’s Subsidiary, operating as debtor-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying unaudited consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the accompanying unaudited consolidated financial statements.

Subsequent to the Petition Date, the Company’s Subsidiary received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s Subsidiary’s operations. These obligations related to certain employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date. The Company’s Subsidiary has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company’s Subsidiary in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company’s Subsidiary may seek Bankruptcy Court approval to retain additional professionals.

In order for the Company’s Subsidiary to emerge successfully from Chapter 11, the Company’s Subsidiary may determine that it is in the best interests of the Debtor’ estates to seek Bankruptcy Court approval of a sale of all or a portion of the Company’s Subsidiary’s assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement. The Company’s Subsidiary’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A Section 363 Sale or a reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

The Company’s Subsidiary presently expects that any proposed reorganization plan or Section 363 Sale will provide, among other things, mechanisms for settlement of claims against the Debtor’ estates, treatment of the Company’s Subsidiary’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s Subsidiary’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Company’s Subsidiary will be able to secure approval for the Company’s Subsidiary’s proposed reorganization plan from the Bankruptcy Court or that the Company’s Subsidiary’s proposed plan will be accepted by its lenders. In the event the Company’s Subsidiary does not secure approval of the reorganization plan, the outstanding principal and interest could become immediately due and payable.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company’s Subsidiary will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s Subsidiary’s ability to continue as a going concern is contingent upon the Bankruptcy Court’s approval of the Company’s Subsidiary’s reorganization plan or Section 363 Sale and the Company’s Subsidiary’s ability to successfully implement the Company’s Subsidiary’s plan and obtain exit financing, among other factors. As a result of the Chapter 11 Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtor-in-possession under Chapter 11, the Company’s Subsidiary may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying unaudited consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the unaudited consolidated financial statements. The accompanying unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company’s Subsidiary be unable to continue as a going concern or as a consequence of the Chapter 11 Case.

Trends and Uncertainties

In 2014, we have encountered a series of resignations and other events, which may affect our future results of operations. In addition to the resignations in April of our former chief executive officer and chief financial officer, other employees resigned. Claims have been made for severance, which in at least three instances seem unwarranted. As of the date of this report, it is not feasible to quantify our exposure. We have been advised by our bankruptcy attorney that these claims for severance are subordinate to any secured creditor.

Going Concern

As of June 30, 2014, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of approximately $443,000, $3,065,000, and $9,666,000, respectively, for the six months ended June 30, 2014, incurred a net operating loss of approximately $2,495,000, and has used net cash in operations of approximately $1,849,000. As of June 30, 2014, the Company has a cash balance of approximately $778,000. The Company had not been able to generate sufficient cash from operating activities to fund its on-going operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.

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

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation of accounts receivable, valuation of property and equipment, valuation of loss on assets held for sale, valuation and amortization period of software, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, revenue recognition, and the valuation allowance on deferred tax assets.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity and expectations from the filing of the Petition.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the filing of the Petition distracting management and draining our cash. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K filed on April 15, 2014 and the Prospectus dated May 16, 2014. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and former financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and former principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective.

The Company lacked internal controls and procedures due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC reporting, generally accepted accounting principles (GAAP) and tax accounting procedures, as well as our lack of sufficient financial resources to implement the policies and controls required pursuant to the Exchange act.  We also had insufficient segregation of duties among our accounting personnel. We hired an internal control specialist to assist in the design, implementation, and test of adequate controls. We hired an interim Chief Financial Officer who has spent her career auditing public reporting companies as well as serving as an SEC reporting consultant and most recently was employed as the Vice President of Finance and Financial Reporting for a NASDAQ listed company and who now provides financial consulting services for the Company. We mitigated the segregation of duties internal control weakness by implementing the process of design-specific control procedures and maintaining sufficient qualified personnel with expertise to implement these tasks.

During March and April 2014, the Company's former executives made material modifications to Company’s Payroll and Paid Time Off Policies including relocation reimbursement allowance without the knowledge or approval of the Board of Directors.  Failure to obtain the appropriate approvals from the Company’s Board of Directors for modification to payroll and expense reimbursement policies could lead to misappropriation of the Company's funds through unauthorized changes. We mitigated this internal control weakness by implementing a policy whereby all changes in payroll policies must be approved by the Chief Executive Officer and any changes in executive management compensation must be approved by the Company’s Board of Directors.

Many employees were issued corporate credit cards and there was no procedure in place to ensure that (i) expense reports were being completed for all charges, (ii) the expense reports were being reviewed for valid business use and (iii) there was appropriate approval of the charges prior to the payment of the card balances by the Company.  Failure to require and obtain accountability for expenditures could lead to misappropriation of the Company's funds. We mitigated these weaknesses by cancelling the Company’s corporate credit cards for all employees in May 2014. All employees and management are required to prepare expense reports and submit appropriate supporting documents. Expense reports are authorized by supervisors and reviewed by the accounting department prior to reimbursement.

Property and equipment were not identified in the Company’s supporting account records by individual acquisitions. The Company did not have consistently applied policies for assigning equipment to employees and collecting equipment from employees upon their departure from the Company which could result in loss of equipment. Additionally employees did not consistently request and receive appropriate authorization and financial review of equipment purchased through capital lease or debt facilities. The result of lax review of equipment purchases are capital leases and debt facilities with high interest rates, delayed return of unnecessary equipment and potential liability for the Company.

We began to take steps to address these matters. We implemented a policy whereby all equipment purchases must be approved by the Company’s executive management prior to acquisition. The accounting records for property and equipment were reconciled and cross referenced to capital lease and line of credit activity and to the equipment inventory listing assignment to employees and equipment on hand. Obsolete, abandoned, fully depreciated equipment not in use, or lost equipment were written off as loss on disposal of assets at June 30, 2014. A Policy is being developed for timely collection of equipment from former employees as part of their exit procedures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On August 11, 2014, the Company’s Subsidiary (as described on page 27) filed voluntary petitions for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida. The case is administered as Case No. 14-28030-RBR. The Company’s Subsidiary continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: August 14, 2014	By:	/s/ Todd Willis
Todd Willis
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

 INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger and Reorganization	8-K	2/13/12	2.1
2.2	Articles of Merger filed with the State of Nevada	8-K	2/13/12	2.2
2.3	Articles of Merger filed with the State of Maryland	8-K	2/13/12	2.3
3.1	Amended and Restated Articles of Incorporation	10-K	4/15/14	3.1
3.2	Second Amended and Restated Bylaws	10-K	4/15/14	3.2

10.1	Agreement for Purchase of Accounts – Aerofund Financial	10-K	4/15/14	10.21
31.1	Certification of Principal Executive Officer				Filed
31.2	Certification of Principal Financial Officer				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer				Furnished*
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

