Form 10-Q
period 2021-06-30
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2021-09-08
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of September 7, 2021 was 68,346,042 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

1

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

3

Item 1. Financial Statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$822	$-
Due to related party	32,848	25,640
Total Current Liabilities	33,670	25,640

STOCKHOLDERS’ DEFICIT
Series A-1 Preferred Stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 68,346,042 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	68,346	68,346
Additional paid-in capital	9,939,684	9,939,684
Accumulated deficit	(10,051,700)	(10,043,670)
Total Stockholders’ Deficit	(33,670)	(25,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. STATEMENT OF OPERATIONS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Expenses
General and administrative expenses	2,847	-	8,030	-
Total Operating Expenses	2,847	-	8,030	-

Net Income (Loss)	$(2,847)	$-	$(8,030)	$-

PER SHARE AMOUNTS
Net income (loss)
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	68,346,042	68,346,042	68,346,042	68,346,042

The accompanying notes are an integral part of these unaudited financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited) For the Three Months Ended June 30, 2021 and June 30, 2020

	Series A-1				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	—	-	68,346,042	68,346	9,229,684	(9,298,030)	-
Net loss for the period ended March 31, 2020	—	-	—	-	-
Balance at March 31, 2020	—	-	68,346,042	68,346	9,229,684	(9,298,030)	-
Net loss for the period ended June 30, 2020	—	-	—	-	-	-	-
Balance at June 30, 2020	—	-	68,346,042	68,346	9,229,684	(9,298,030)	-

Balance at December 31, 2020	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,043,670)	(25,640)
Net loss for the period ended March 31, 2021	—	-	—	-	-	(5,183)	(5,183)
Balance at March 31, 2021	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,048,853)	(30,823)
Net loss for the period ended June 30, 2021	—	-	—	-	-	(2,847)	(2,847)
Balance at June 30, 2021	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,051,700)	(33,670)

The accompanying notes are an integral part of these unaudited financial statements.

HEALTH REVENUE ASSURANCE HOLDINGS, INC. STATEMENT OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2021	2020

Cash Flow from Operating Activities
Net income (loss) for the period	$(8,030)	$-

Adjustments to reconcile net loss to net cash used in operating activities:
Increase (Decrease) in operating assets and liabilities:
Increase in accounts payable	822
Net Cash Used in Operating Activities	(7,208)	-

Cash Flows from Financing Activities
Proceeds from related parties	7,208	-
Net Cash Provided by Financing Activities	7,208	-

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

 HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2021, the Company had no cash and an accumulated deficit of $10,051,700.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of June 30, 2021, and December 31, 2020, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 500,000,000 shares of $0.001 par value, common stock. As of June 30, 2021 and December 31, 2020, there were 68,346,042 shares of Common Stock issued and outstanding.

Preferred Stock

On November 16, 2020, the Company created, out of the Twenty-five Million (25,000,000) shares of preferred stock, par value $0.001 per share, of Series A-1 Preferred Stock, consisting of Ten Million (10,000,000) shares, which are convertible to common stock at the conversion ratio of 72 shares of common stock for each share of common stock. These shares were awarded to Custodian Ventures managed by David Lazar for services performed for the Company. These shares were valued at par value assuming all of the preferred shares were converted to common stock, or $720,000 which was recorded as stock-based compensation. As of June 30, 2021 and December 31, 2020 there were 10,000,000 shares of preferred A-1 stock outstanding.

NOTE 4 – RELATED PARTY PAYABLE

As of June 30, 2021, the Company had a due to related party payable to Custodian Ventures LLC, of which David Lazar is a managing member, totaling $32,848. The payable is interest-free and payable upon demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2021 and December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: September 8, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

