Form 10-Q
period 2021-09-30
HEALTH REVENUE ASSURANCE HOLDINGS, INC.
filed 2021-11-12
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-173039

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0363866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5470 W. Spruce Avenue, Suite 102
Fresno, CA	93722
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (559) 271-5984

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of November 2, 2021 was 68,346,042 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

2

3

 PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Officer as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Health Revenue Assurance Holdings, Inc. a Nevada corporation unless the context requires otherwise.

4

Item 1. Financial Statements.

5

HEALTH REVENUE ASSURANCE HOLDINGS, INC. BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$956	$—
Due to related party	5,700	25,640
Total Current Liabilities	6,656	25,640

STOCKHOLDERS’ DEFICIT
Series A-1 Preferred Stock, par value $0.001 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 68,346,042 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	68,346	68,346
Additional paid-in capital	9,976,045	9,939,684
Accumulated deficit	(10,061,047)	(10,043,670)
Total Stockholders’ Deficit	(6,656)	(25,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

6

HEALTH REVENUE ASSURANCE HOLDINGS, INC. STATEMENT OF OPERATIONS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenue	$—	$—	$—	$—
Total Revenue	—	—	—	—

Expenses
General and administrative expenses	1,028	8,104	2,678	8,104
Professional fees	8,319	13,283	14,698	13,283
Total Operating Expenses	9,347	21,387	17,376	21,387

Net Income (Loss)	$(9,347)	$(21,387)	$(17,376)	$(21,387)

PER SHARE AMOUNTS
Net income (loss)
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	68,346,042	68,346,042	68,346,042	68,346,042

The accompanying notes are an integral part of these unaudited financial statements.

7

HEALTH REVENUE ASSURANCE HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited) For the Three and Nine Months Ended September 30, 2021 and September 30, 2020

	Series A-1				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	—	—	68,346,042	68,346	9,229,684	(9,298,030)	—
Net loss for the period ended March 31, 2020	—	—	—	—	—	—	—
Balance at March 31, 2020	—	—	68,346,042	68,346	9,229,684	(9,298,030)	—
Net loss for the period ended June 30, 2020	—	—	—	—	—	—	—
Balance at June 30, 2020	—	—	68,346,042	68,346	9,229,684	(9,298,030)	—
Net loss for the period ended September 30, 2020	—	—	—	—	—	(21,387)	(21,387)
Balance at September 30, 2020	—	—	68,346,042	68,346	9,229,684	(9,319,417)	(21,387)

Balance at December 31, 2020	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,043,670)	(25,640)
Net loss for the period ended March 31, 2021	—	—	—	—	—	(5,183)	(5,183)
Balance at March 31, 2021	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,048,853)	(30,823)
Net loss for the period ended June 30, 2021	—	—	—	—	—	(2,847)	(2,847)
Balance at June 30, 2021	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,051,700)	(33,670)
Forgiveness of related party debt	—	—	—	—	36,361	—	36,361
Net loss for the period ended September 30, 2021	—	—	—	—	—	(9,347)	(9,347)
Balance at September 30, 2021	10,000,000	10,000	68,346,042	68,346	9,976,045	(10,061,047)	(6,656)

The accompanying notes are an integral part of these unaudited financial statements.

8

HEALTH REVENUE ASSURANCE HOLDINGS, INC. STATEMENT OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2021	2020

Cash Flow from Operating Activities
Net income (loss) for the period	$(17,376)	$(21,387)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in operating assets and liabilities:
Increase in accounts payable	956	—
Net Cash Used in Operating Activities	(16,420)	(21,387)

Cash Flows from Financing Activities
Proceeds from related parties	16,420	21,387
Net Cash Provided by Financing Activities	16,420	21,387

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

9

 HEALTH REVENUE ASSURANCE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On September 8, 2021, as a result of a private stock purchase agreement, 10,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to AmeriGuard Security Services, Inc. As a result, the AmeriGuard Security Services, Inc. became holder of approximately 91% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $450,000. In connection with the transaction, David Lazar has forgiven the Company from all debts owed to him and/or Custodian Ventures, LLC.

On September 8, 2021, the Company accepted the resignations from David Lazar as the Company’s Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and as a Member of the Board of Directors. Effective on the same date to fill the vacancies created by Mr. Lazar’s resignations, the Company appointed Lawrence Garcia as the Company’s President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors. These resignations are in connection with the consummation of the private stock purchase agreement and was not the result of any disagreement with Company on any matter relating to Company’s operations, policies or practices.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2021, the Company had no cash and an accumulated deficit of $10,061,047.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company being funded by Lawrence Garcia who extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of September 30, 2021, and December 31, 2020, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 500,000,000 shares of $0.001 par value, common stock. As of September 30, 2021 and December 31, 2020, there were 68,346,042 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

On November 16, 2020, the Company designated, out of the Twenty-five Million (25,000,000) shares of preferred stock, par value $0.001 per share, of Series A-1 Preferred Stock, consisting of Ten Million (10,000,000) shares, which are convertible to common stock at the conversion ratio of 72 shares of common stock for each share of common stock. These shares were awarded to Custodian Ventures, managed by former officer and director David Lazar, for services performed for the Company. These shares were valued at par value assuming all of the preferred shares were converted to common stock, or $720,000 which was recorded as stock-based compensation.

On September 8, 2021, in a private transaction Custodian Ventures LLC sold its Series A-1 Preferred Stock to AmeriGuard Security Services, Inc. The officer and control person of AmeriGuard Security Services, Inc., a California Corporation is Lawrence Garcia, the Company’s President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors.

As of September 30, 2021 and December 31, 2020, there were 10,000,000 shares of Series A-1 Preferred Stock issued and outstanding, respectively.

NOTE 4 – RELATED PARTY PAYABLE

As of September 8, 2021, the Company had a due to related party payable to Custodian Ventures LLC, of which former officer and director David Lazar is a managing member, totaling $36,361. On September 8, 2021, the $36,361 was forgiven in full by Custodian Ventures LLC and the Company recorded the resulting gain as additional paid-in capital.

During the quarter ended September 30, 2021, Lawrence Garcia, the Company’s President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors, paid expenses on behalf of the Company totaling $5,700.

As of September 30, 2021, the Company had a due to related party payable totaling $5,700.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2021 and December 31, 2020, respectively.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

Dated: November 12, 2021	By:	/s/ Lawrence Garcia
Lawrence Garcia
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

