Form 10-K
period 2021-12-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2022-03-31
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NO. 333-173039

AMERIGUARD SECURITY SERVICES, INC.

(Exact name of registrant as specified in its charter)

HEALTH REVENUE ASSURANCE HOLDINGS, INC.

(Prior name)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

99-0363866

(IRS Employer Identification No.)

(559) 271-5984

5470 W. Spruce Avenue, Suite 102

Fresno, CA 93722

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock par value $.001	N/A	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2021, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $19,697,329 on a closing price of .2882 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 30, 2022, the number of shares of the registrant’s Common Stock outstanding was 3,417,002 (pre-split 68,346,042). The Company recognizes 68,346,042 shares of Common Stock outstanding as of December 31, 2021 and December 31, 2020.

On March 11, 2022, the Company amended its articles of incorporation to reverse split its Common Stock at a rate of 1 for 20, which was declared effective by FINRA on March 17, 2022. The Common Stock was reversed split 1 for 20 pre-split 68,346,042 to post-split 3,417,002.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Ameriguard Security Services, Inc. (formerly known as Health Revenue Assurance Holdings, Inc.) unless otherwise indicated.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our reliance on consummation of a business combination with private company Ameriguard Security Services, Inc., California corporation and our ability to locate sources of capital necessary to meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.

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

Description of Business

Ameriguard Security Services, Inc. (formerly known as Health Revenue Assurance Holdings, Inc.) (the “Company”) intended to become a provider of revenue cycle services to a broad range of healthcare providers. On February 10, 2012, HRAA entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Health Revenue Assurance Holdings, Inc. (formerly known as Anvex International, Inc., “HRAH”), a Nevada company, and its wholly-owned subsidiary Health Revenue Acquisition Corporation (“Acquisition Sub”), which was treated for accounting purposes as a reverse recapitalization with HRAA, considered the accounting acquirer. Each share of HRAA’s common stock was exchanged for the right to receive approximately 1,271 shares of HRAH’s common stock. Before their entry into the Merger Agreement, no material relationship existed between HRAH and Acquisition Sub or HRAA.

The Company had been dormant for six years from August 2014 to July 2020.

On July 14, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A816259, Custodian Ventures, LLC (“Custodian”) was appointed Custodian of the Company.

On July 15, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

On September 8, 2021, under the terms of a private stock purchase agreement, 10,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to Ameriguard Security Services, Inc., California corporation. As a result, Ameriguard Security Services, Inc., California corporation, became holder of approximately 91% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis, and became the controlling shareholder. The consideration paid for the Shares was $450,000. In connection with the transaction, David Lazar has forgiven the Company from all debts owed to him and/or Custodian Ventures, LLC.

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

We are pursuing a business combination with Ameriguard Security Services, Inc., California corporation. To date we have no signed definitive agreement, have not submitted the terms of the proposed transaction to appropriate regulatory agencies for approval and have not determined the terms of any agreement. If a business combination is consummated with Ameriguard Security Services, Inc., California corporation, our Company will cease to be a shell company (as defined in Rule 12b-2 of the Exchange Act). We will be an operating company engaged in providing security services.

Regulation

As of the date of this Report, we are required to file reports with the Securities and Exchange Commission (the “SEC”) by Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”).

If we consummate a business combination with Ameriguard Security Services, Inc., California corporation, we may become subject to other laws or regulations that require us to make material expenditures on compliance including the increasing state-level regulation of privacy. Any such requirements could require us to divert significant human and capital resources on compliance, which could have an adverse effect on our future operating results.

Employees

As of the date of this Report, we do not have employees. However, Ameriguard Security Services, Inc., California corporation, controlled by our Chief Executive Officer provides part-time consulting services to us.

SUBSEQUENT EVENTS

Reverse split of Common Stock

On March 11, 2022, the Company amended its articles of incorporation to reverse split its Common Stock, at a rate of 1 for 20, pre-split 68,346,042 shares to post-split 3,417,002 shares, which was declared effective by FINRA on March 17, 2022.

Name and ticker symbol change

On March 11, 2022, the Company, amended its articles of incorporation to change its name to Ameriguard Security Services, Inc. from Health Revenue Assurance Holdings, Inc. The name was deemed effective by FINRA on March 17, 2022.

On March 17, 2022, the Company was informed by FINRA that the Company’s ticker symbol would be changed to AGSS in twenty business days.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Financial Condition

We currently have no operations and are reliant on consummating a business combination with Ameriguard Security Services, Inc., California corporation.

We currently have no operations and are reliant on consummating a business combination with Ameriguard Security Services, Inc., California corporation. If we do not consummate a business combination, because we have no operations and have not generated revenues, investors have no basis upon which to evaluate our ability to ever generate any operating revenues.

If we are not successful in consummating a business combination with Ameriguard Security Services, Inc., California corporation and generating material revenues, investors will likely lose their investment.

If we cannot manage our growth effectively, we may lose profitability.

If we do consummate a business combination with Ameriguard Security Services, Inc., California corporation, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary additional support required of a public operating company. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we have limited capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

If we consummate a business combination with Ameriguard Security Services, Inc., California corporation, we may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses, and accounting expenses will require a substantial amount of additional capital. The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of Common Stock, would also pose the risk of dilution.

We may be unable to obtain necessary financing if and when required.

If we consummate a business combination with Ameriguard Security Services, Inc., California corporation, our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets, our limited operating history and current lack of operations, the national and global economies, and the condition of the market for microcap securities. Further, economic downturns caused by world events may increase our requirements for capital, particularly if such economic downturn persists for an extended period or after we have acquired an operating entity and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all their investment.

The coronavirus pandemic could materially adversely affect our financial condition, future plans and results of operations.

This coronavirus pandemic has had a significant adverse effect on the economy in the United States and on most businesses. The Company is not able to predict the ultimate impact that the coronavirus will have on its business; however, if the pandemic and government action in response thereto impose limitations on our operations or result in a prolonged economic recession or depression, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered, which would have a material negative impact on the Company’s financial condition and results of operations.

Because we are dependent upon Lawrence Garcia, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

Lawrence Garcia serves as the Company’s President, CEO, CFO, Treasurer, Secretary, Chairman of the Board of Directors. Mr. Garcia also is the CEO of private company Ameriguard Security Services, Inc., California corporation. We are pursuing a business combination with Ameriguard, California corporation and rely on Mr. Garcia’s decisions in connection with the terms and structure of a business combination. A loss of Mr. Garcia, could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because Mr. Garci holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

Conflicts of interest may arise between us and our shareholders, directors, or management, which may have a negative impact on our ability to consummate a business combination or favorable terms or generate revenue.

Our CEO, Mr. Garcia, does not have to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and Ameriguard Security Services, Inc., California corporation. We do not intend to have any employees prior to the consummation of any business combination. Mr. Garcia does not have to contribute any specific number of hours to our affairs. If any of his other business affairs, primarily as CEO of Ameriguard Security Services, Inc., California corporation require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

If we consummate a business combination with Ameriguard Security Services, Inc., California corporation a combination may be on terms other than what would be arrived at in an arms-length transaction due to Mr. Garcia being the CEO of both Ameriguard Security Services, Inc., California corporation and the Company.

We may engage in a business combination that causes tax consequences to us and our shareholders.

Federal and state tax consequences can be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will have any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will have the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Garcia, our Chief Executive Officer and sole director, is the holder of over 90% of the voting rights of the Company on a fully-diluted basis. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. To develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction` and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state, and local governments. In addition to SEC regulations, if we consummate a business combination with Ameriguard Security Services, Inc., California corporation, we may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

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

There is currently a limited market for our Common Stock, and there can be no guarantee that an active market for our Common Stock will develop, even if we are successful in consummating a business combination. Recently, the price of our Common Stock has been volatile for no reason. Further, even if an active market for our Common Stock develops, it will likely be subject to by significant price volatility when compared to more seasoned issuers. We expect that the price of our Common Stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our Common Stock can be based on various factors in addition to those otherwise described in this Report, including:

●	General speculative fever;

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events such as the coronavirus pandemic and the resulting decline in the economy;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our Common Stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of Common Stock by our then directors and then executive officers or by significant investors; and

●	The employment or termination of key personnel.

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

The Company’s corporate address is:

5470 W. Spruce Avenue, Suite 102

Fresno, CA

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange, and is quoted on the OTC Pink Market under the symbol “HRAA” (“AGSS” 03.17.22). Because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

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

Plan of Operation

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

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report. Management is currently pursuing a business combination with Ameriguard Security Services, Inc., California corporation, whose controlling shareholder and CEO, Lawrence Garcia, is our Company’s President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors.

If a business combination is consummated with Ameriguard Security Services, Inc., California corporation, our Company will cease to be a shell company. As a publicly traded operating company in the business of providing security services, the Company will need additional funds principally from the capital markets. Management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities.

If we do consummate a business combination with Ameriguard Security Services, Inc., California corporation, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a business combination, a controlling block of equity issuance to the Ameriguard’s (Private Co.) shareholders would be very dilutive. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

If we do not consummate a business combination with Ameriguard Security Services, Inc., California corporation, based upon our current operations, we likely will not have sufficient working capital to fund our operations over the next 12 months. The Company will as a result continue to be dependent on funds provided by Ameriguard Security Services, Inc., California corporation. We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC.

Coronavirus Update

To date, the coronavirus pandemic has not had a material impact on the Company, particularly due to our current lack of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ameriguard Security Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ameriguard Security Services, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

 Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

March 31, 2022

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
BALANCE SHEETS
(Audited)

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Due to related party	$10,596	$25,640
Total Current Liabilities	10,596	25,640

STOCKHOLDERS’ DEFICIT
Series A-1 Preferred Stock, par value $0.001 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 68,346,042 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	68,346	68,346
Additional paid-in capital	9,976,045	9,939,684
Accumulated deficit	(10,064,987)	(10,043,670)
Total Stockholders’ Deficit	(10,596)	(25,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
STATEMENT OF OPERATIONS
(Audited)

	For the three months ended December 31,		For the twelve months ended December 31,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Expenses
General and administrative expenses	2,050	8,104	4,728	8,104
Professional fees	1,890	13,283	16,589	13,283
Total Operating Expenses	3,940	21,387	21,316	21,387

Net Income (Loss)	$(3,940)	$(21,387)	$(21,316)	$(21,387)

PER SHARE AMOUNTS
Net income (loss)
Basic and diluted earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	68,346,042	68,346,042	68,346,042	68,346,042

The accompanying notes are an integral part of these audited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Audited)
For the Year Ended December 31, 2021 and December 31, 2020

	Series A-1		Series A				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	-	-	13,500,000	13,500	54,846,042	54,846	9,229,684	(9,298,030)	-
Net loss for the period ended March 31, 2020		-		-		-	-	-	-
Balance at March 31, 2020	-	-	13,500,000	13,500	54,846,042	54,846	9,229,684	(9,298,030)	-
Net loss for the period ended June 30, 2020	-	-		-		-	-	-	-
Balance at June 30, 2020	-	-	13,500,000	13,500	54,846,042	54,846	9,229,684	(9,298,030)	-
Net loss for the period ended September 30, 2020	-	-		-	-	-	-	(21,387)	(21,387)
Balance at September 30, 2020	-	-	13,500,000	13,500	54,846,042	54,846	9,229,684	(9,319,417)	(21,387)
Preferred Series A cancelled and converted			(13,500,000)	(13,500)	13,500,000	13,500
Issuance of Series A-1 Preferred Stock	10,000,000	10,000					710,000	(720,000)
Net loss for the period ended December 31, 2020								(4,253)	(4,253)
Balance at December 31, 2020	10,000,000	10,000	-		68,346,042	68,346	9,939,684	(10,043,670)	(25,640)
Net loss for the period ended March 31, 2021	-	-	-	-	-	-	-	(5,183)	(5,183)
Balance at March 31, 2021	10,000,000	10,000	-		68,346,042	68,346	9,939,684	(10,048,853)	(30,823)
Net loss for the period ended June 30, 2021	-	-	-	-	-	-	-	(2,847)	(2,847)
Balance at June 30, 2021	10,000,000	10,000	-	-	68,346,042	68,346	9,939,684	(10,051,700)	(33,670)
Forgivness of related party debt	-	-	-	-	-	-	36,361	-	36,361
Net loss for the period ended September 30, 2021	-	-	-	-	-	-	-	(9,347)	(9,347)
Balance at September 30, 2021	10,000,000	10,000	-	-	68,346,042	68,346	36,361	(10,061,047)	(6,656)
Net loss for the period ended December 31, 2021	-	-	-	-	-	-	-	(3,940)	(3,940)
Balance at December 31, 2021	10,000,000	10,000	-	-	68,346,042	68,346	9,976,045	(10,064,987)	(10,596)

The accompanying notes are an integral part of these audited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
STATEMENT OF CASH FLOWS
(Audited)

	For the year ended December 31,
	2021	2020
Cash Flow from Operating Activities
Net income (loss) for the year	$(21,316)	$(21,387)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Forgiveness of related party debt	10,721
Changes in operating assets and liabilities:
Due to related party	(10,721)
Net Cash used in operating activities	(21,316)	(21,387)

Cash Flows from Financing Activities
Proceeds from related parties	21,316	21,387
Net Cash provided by financing activities	21,316	21,387

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these audited financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

PERIOD ENDED DECEMBER 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Ameriguard Security Services, Inc. (formerly known as Health Revenue Assurance Holdings, Inc., (HRAH), (the “Company”) intended to become a provider of revenue cycle services to a broad range of healthcare providers.

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

The Company has been dormant for six years from August 2014 to July 2020.

On July 14, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A816259, Custodian Ventures LLC (“Custodian”) was appointed Custodian of the Company.

On July 15, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

On September 8, 2021, under the terms of a private stock purchase agreement, 10,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to Ameriguard Security Services, Inc., California corporation. As a result, Ameriguard Security Services, Inc., California corporation. became holder of approximately 91% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis, and became the controlling shareholder. The consideration paid for the Shares was $450,000. In connection with the transaction, David Lazar has forgiven the Company from all debts owed to him and/or Custodian Ventures, LLC.

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

We are pursuing a business combination with Ameriguard Security Services, Inc., California corporation. To date we have no signed definitive agreement, have not submitted the terms of the proposed transaction to appropriate regulatory agencies for approval and have not determined the terms of any agreement. If a business combination is consummated with Ameriguard Security Services, Inc., California corporation, our Company will cease to be a shell company (as defined in Rule 12b-2 of the Exchange Act). We will be an operating company engaged in providing security services.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2021, the Company had no cash and an accumulated deficit of $10,064,987.

If we do not consummate a business combination with Ameriguard Security Services, Inc., California corporation, the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company was funded throughout the year to September 8, 2021, by expenses paid by Custodian Ventures, LLC in the amount of $10,721. On September 8, 2021, the due to related party for $36,361 was forgiven in full by Custodian and the Company recorded the resulting gain as additional paid-in capital. During the third quarter ended September 30, 2021, Ameriguard Security Services, Inc., California corporation paid expenses on behalf of the Company totaling $6,656. During the fourth-quarter ended December 31, 2021, Ameriguard Security Services, Inc., California corporation paid expenses on behalf of the Company totaling $3,940. As of December 31, 2021, the Company’s due to related party payable to Ameriguard Security Services, Inc., California corporation totaled $10,596.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2021 the Company had no cash or cash equivalents.

Income taxes

The Company accounts for income taxes under FASB ASC 740, Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 500,000,000 shares of $0.001 par value, Common Stock. As of December 31, 2021 and December 31, 2020, there were 68,346,042 shares of Common Stock issued and outstanding, respectively. The Company’s transfer agent notes 54,846,042 as of such date. The difference of 13,500,000 is being held in reserve by the Company and remains subject to any recapitalizations of the Company. Such difference is due to the failure of certain prior Series A Preferred Stock shareholders to surrender their preferred stock certificates as per the requirements of the Company’s transfer agent. These preferred shares are now null and void and only represent the right to receive the shares of Common Stock due upon conversion thereof on a one-for-one basis.

On March 11, 2022, the Company amended its articles of incorporation to reverse split its Common Stock at a rate of 1 for 20, which was declared effective by FINRA on March 17, 2022. The Common Stock was reversed split from 1 for 20 pre-split 68,346,042 to post-split 3,417,002.

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

On September 8, 2021, in a private transaction Custodian Ventures, LLC sold its Series A-1 Preferred Stock to Ameriguard Security Services, Inc. California corporation. The officer and control person of Ameriguard Security Services, Inc., California corporation is Lawrence Garcia, the Company’s President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors.

As of December 31, 2021 and December 31, 2020, there were 10,000,000 shares of Series A-1 Preferred Stock issued and outstanding, respectively.

NOTE 4 – RELATED PARTY PAYABLE

The Company was funded during the year to September 8, 2021, by expenses paid by Custodian Ventures, LLC in the amount of $10,721. On September 8, 2021, amount due to related party for $36,361 was forgiven in full by Custodian and the Company recorded the resulting gain as additional paid-in capital. During the quarter ended September 30 and December 31, 2021, Ameriguard Security Services Inc., California corporation paid expenses on behalf of the company totaling $6,656 and $3,940, respectively. As of December 31, 2021, the Company had a due to related party payable to Ameriguard Security Services Inc., California corporation totaling $10,596.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

On March 11, 2022, Health Revenue Assurance Holdings, Inc., amended its articles of incorporation to change its name to Ameriguard Security Services, Inc. The change was made in anticipation of entering a new line of business operations. The name was deemed effective by FINRA on March 17, 2022

On March 11, 2022, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 20, which was declared effective by FINRA on March 17, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Lawrence Garcia	45	Director, Chief Executive Officer, Treasurer, and Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of May 25, 2022 by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 68,346,042 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Ameriguard Security Services, Inc., California corporation	Preferred Stock A-1	10,000,000	91.3	%(a)

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		10,000,000	91.3%

(a)	Mr. Lawrence Garcia is the managing director of Ameriguard Security Services, Inc., California corporation who holds the preferred stock A-1 class which 72 to 1 conversion rights for each preferred share held. The ownership percentage is calculated as if the preferred stock was converted to common stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

December 31, 2021
Audit fees	$2,700
Total fees paid or accrued to our principal accountant	$2,700

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES INC.

Dated: March 31, 2022	By:	Lawrence Garcia
Lawrence Garcia
Chief Executive Officer
(Principal Executive Officer)