Form 10-Q
period 2022-03-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2022-05-16
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☒ Yes   ☐ No

The number of shares outstanding of the registrant’s common stock as of May 8,2022 was 3,417,302 shares.

i

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the business combination, as such term is defined below; the continued services of the Officer as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Ameriguard Security Services, Inc. a Nevada corporation unless the context requires otherwise.

Item 1. Financial Statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Due to related party	$29,776	$10,596
Total Current Liabilities	29,776	10,596

STOCKHOLDERS’ DEFICIT
Series A-1 Preferred Stock, par value $0.001 25,000,000 shares authorized, 10,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2021, respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 3,417,302 (post-split) and 68,346,042 (pre-split) shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	68,346	68,346
Additional paid-in capital	9,976,045	9,976,045
Accumulated deficit	(10,084,167)	(10,064,987)
Total Stockholders’ Deficit	(29,776)	(10,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
STATEMENT OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Revenue	$-	$-
Total Revenue	-	-

Expenses
General and administrative expenses	2,980	5,183
Professional fees	16,200	-
Total Operating Expenses	19,180	5,183

Net Income (Loss)	$(19,180)	$(5,183)

Net Income (Loss)
Basic and diluted earnings per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	3,417,302	68,346,042

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.

(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT (unaudited)
For the Three Months Ended March 31, 2022 and the Year Ended December 31, 2021

	Series A-1				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,043,670)	(25,640)
Net loss for the period ended March 31, 2021	-	-	-	-	-	(5,183)	(5,183)
Balance at March 31, 2021	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,048,853)	(30,823)
Net loss for the period ended June 30, 2021	-	-	-	-	-	(2,847)	(2,847)
Balance at June 30, 2021	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,051,700)	(33,670)
Forgivness of related party debt	-	-	-	-	36,361	-	36,361
Net loss for the period ended September 30, 2021	-	-	-	-	-	(9,347)	(9,347)
Balance at September 30, 2021	10,000,000	10,000	68,346,042	68,346	36,361	(10,061,047)	(6,656)
Net loss for the period ended December 31, 2021	-	-	-	-	-	(3,940)	(3,940)
Balance at December 31, 2021	10,000,000	10,000	68,346,042	68,346	9,976,045	(10,064,987)	(10,596)
Reverse Split of Common Stock 1 for 20			3,417,302	68,346
Net loss for the period ended March 31, 2022	-	-	-	-	-	(19,180)	(19,180)
Balance at March 31, 2022	10,000,000	10,000	3,417,302	68,346	9,976,045	(10,084,167)	(29,776)

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
STATEMENT OF CASH FLOWS (unaudited)

For the Three Months Ended March 31,
	2022	2021
Cash Flow from Operating Activities
Net Income (Loss)	$(19,180)	$(5,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (Decrease) in operating assets and liabilities:
Due to related party	19,180	5,183
Net Cash used in operating activities	-	-

Cash Flows from Financing Activities	-	-
Net Cash provided by financing activities	-	-

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS

March 31, 2022 (unaudited)

1 – NATURE OF BUSINESS AND GOING CONCERN

Overview

Ameriguard Security Services, Inc. (formerly Health Revenue Assurance Holdings, Inc). (the “Company”) intended to become a provider of revenue cycle services to a broad range of healthcare providers.

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

On September 8, 2021, as a result of a private stock purchase agreement, 10,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to Ameriguard Security Services, Inc. California corporation. As a result, the Ameriguard Security Services, Inc. California corporation, became holder of approximately 91% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $450,000. In connection with the transaction, David Lazar has forgiven the Company from all debts owed to him and/or Custodian Ventures, LLC.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2022, the Company had no cash and an accumulated deficit of $10,084,167.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company is being funded by Ameriguard Security Services, Inc., California corporation which has extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto on December 31, 2021, as presented in the Company’s Annual Report on Form 10-K.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of March 31, 2022, and December 31, 2021, respectively.

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

3 – EQUITY

Common Stock

On March 11, 2022, the Company amended its articles of incorporation to reverse split its Common Stock at a rate of one-for-20, which was declared effective by FINRA on March 17, 2022. The Common Stock was reverse split to post-split 3,417,302 shares from pre-split 68,346,042 common shares.

The Company has authorized 500,000,000 shares of $0.001 par value, Common Stock. As of March 31, 2022 and December 31, 2021, there were 3,417,302 (pre-split 68,346,042) and 68,346,042 (post-split 3,417,302) shares of Common Stock issued and outstanding, respectively.

Preferred Stock

On November 16, 2020, the Company designated, out of the Twenty-five Million (25,000,000) shares of preferred stock, par value $0.001 per share, of Series A-1 Preferred Stock, consisting of Ten Million (10,000,000) shares, which are convertible to common stock at the conversion ratio of 72 shares of common stock for each share of preferred stock. These shares were awarded to Custodian Ventures, managed by former officer and director David Lazar, for services performed for the Company. These shares were valued at par value assuming all of the preferred shares were converted to common stock, or $720,000 which was recorded as stock-based compensation.

On September 8, 2021, in a private transaction Custodian Ventures LLC sold its Series A-1 Preferred Stock to Ameriguard Security Services, Inc., California corporation. The officer and control person of Ameriguard Security Services, Inc., California corporation is Lawrence Garcia, the Company’s President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors.

As of March 31, 2022 and December 31, 2021, there were 10,000,000 shares of Series A-1 Preferred Stock issued and outstanding, respectively.

4 – DUE TO RELATED PARTY

As of September 8, 2021, the Company had a due to related party Custodian Ventures LLC, of which former officer and director David Lazar is a managing member, totaling $36,361. On September 8, 2021, the $36,361 was forgiven in full by Custodian Ventures LLC and the Company recorded the resulting gain as additional paid-in capital.

During the quarter ended March 31, 2022, Ameriguard Security Services, Inc., California corporation paid expenses on behalf of the Company totaling $19,180. As of March 31, 2022, the Company had a balance due to related party totaling $29,776.

5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31,2022, and December 31, 2021, respectively.

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

Plan of Operation

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

In addition to pursuing the business combination, as noted in the plan of operation, management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information see our 2021 Form 10-K.

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

Other than our pursuit of combination, as noted in our plan of operation, as of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may consummate a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business combination.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2021, filed March 31, 2022, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the Risk Factors that were contained in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Dated: May 13, 2022	By:	/s/ Lawrence Garcia
Lawrence Garcia
Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.