Form 10-Q
period 2022-06-30
AMERIGUARD SECURITY SERVICES, INC.
filed 2022-08-15
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 15, 2022 was 3,417,302 shares.

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” “AGSS” and the “Company” refer to Ameriguard Security Services, Inc. a Nevada corporation unless the context requires otherwise.

Item 1. Financial Statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Due to related party	$41,658	$10,596
Total Current Liabilities	41,658	10,596

STOCKHOLDERS’ DEFICIT
Series A-1 Preferred Stock, par value $0.001 25,000,000 shares authorized, 10,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 3,417,302 (post-split) and 68,346,042 (pre-split) shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	68,346	68,346
Additional paid-in capital	9,976,045	9,976,045
Accumulated deficit	(10,096,049)	(10,064,987)
Total Stockholders’ Deficit	(41,658)	(10,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements

AMERIGUARD SECURITY SERVICES, INC.

(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Expenses
General and administrative expenses	6,382		9,362	-
Professional fees	5,500	2,847	21,700	8,030
Total Operating Expenses	11,882	2,847	31,062	8,030

Net Income (Loss)	$(11,882)	$(2,847)	$(31,062)	$(8,030)

Net Income (Loss)
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	3,417,302	68,346,042	3,417,302	68,346,042

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.

(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
For the Three and Six Months ended June 30, 2022 and the Year ended December 31, 2021

	Series A-1				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,043,670)	(25,640)
Net loss for the period ended March 31, 2021	-	-	-	-	-	(5,183)	(5,183)
Balance at March 31, 2021	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,048,853)	(30,823)
Net loss for the period ended June 30, 2021	-	-	-	-	-	(2,847)	(2,847)
Balance at June 30, 2021	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,051,700)	(33,670)
Forgivness of related party debt	-	-	-	-	36,361	-	36,361
Net loss for the period ended September 30, 2021	-	-	-	-	-	(9,347)	(9,347)
Balance at September 30, 2021	10,000,000	10,000	68,346,042	68,346	36,361	(10,061,047)	(6,656)
Net loss for the period ended December 31, 2021	-	-	-	-	-	(3,940)	(3,940)
Balance at December 31, 2021	10,000,000	10,000	68,346,042	68,346	9,976,045	(10,064,987)	(10,596)
Reverse Split of Common Stock 1 for 20			3,417,302	68,346
Net loss for the period ended March 31, 2022	-	-	-	-	-	(19,180)	(19,180)
Balance at March 31, 2022	10,000,000	10,000	3,417,302	68,346	9,976,045	(10,084,167)	(29,776)
Net loss for the period ended June 30, 2022		-		-	-	(11,882)	(11,882)
Balance at June 30, 2022	10,000,000	10,000	3,417,302	68,346	9,976,045	(10,096,049)	(41,658)

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30,
	2022	2021
Cash Flow from Operating Activities
Net Income (Loss)	$(11,882)	$(8,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable		822
Net Cash Used in Operating Activities	(11,882)	(7,208)

Cash Flows from Financing Activities
Due to related party	11,882	7,208
Net Cash provided by financing activities	11,882	7,208

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

For the Six Months ending June 30, 2022

(Unaudited)

1 – NATURE OF BUSINESS AND GOING CONCERN

Overview

Ameriguard Security Services, Inc. (formerly Health Revenue Assurance Holdings, Inc). (the “Company”) (“AGSS”) intended to become a provider of revenue cycle services to a broad range of healthcare providers.

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

On September 8, 2021, under the terms of a private stock purchase agreement, 10,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to Ameriguard Security Services, Inc. California corporation. As a result, the Ameriguard Security Services, Inc. California corporation, became holder of approximately 91% of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $450,000. In connection with the transaction, David Lazar has forgiven the Company from all debts owed to him and/or Custodian Ventures, LLC.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2022, the Company had no cash and an accumulated deficit of $10,096,049.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of June 30, 2022, and December 31, 2021, respectively.

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

The Company has authorized 500,000,000 shares of $0.001 par value, Common Stock. As of June 30, 2022 and December 31, 2021, there were 3,417,302 (pre-split 68,346,042) and 68,346,042 (post-split 3,417,302) shares of Common Stock issued and outstanding, respectively.

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

As of June 30, 2022 and December 31, 2021, there were 10,000,000 shares of Series A-1 Preferred Stock issued and outstanding, respectively.

4 – DUE TO RELATED PARTY

As of September 8, 2021, the Company had a due to related party Custodian Ventures LLC, of which former officer and director David Lazar is a managing member, totaling $36,361. On September 8, 2021, the $36,361 was forgiven in full by Custodian Ventures LLC and the Company recorded the resulting gain as additional paid-in capital.

During the quarter ended June 30, 2022, Ameriguard Security Services, Inc., California corporation paid expenses on behalf of the Company totaling $11,882. As of June 30, 2022, the Company had a balance due to related party totaling $41,658.

5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2022, and December 31, 2021, respectively.

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

In addition to pursuing the business combination as in the plan of operation, management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the corona virus pandemic on the U.S. and global economies. For more information see our 2021 Form 10-K.

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

Other than our pursuit of combination as in our plan of operation, as of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may consummate a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders who will be very dilutive.

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

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC. Our prospects must consider the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	The Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2021, filed March 31,2022 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the Risk Factors that were contained in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Dated: August 15, 2022	By:	/s/ Lawrence Garcia
Lawrence Garcia
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.