Form 10-Q
period 2022-09-30
AMERIGUARD SECURITY SERVICES, INC.
filed 2022-11-10
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2022 was 3,417,302 shares.

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

Item 1. Financial Statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Due to related party	$49,120	$10,596
Total Current Liabilities	49,120	10,596

STOCKHOLDERS’ DEFICIT
Series A-1 Preferred Stock, par value $0.001 25,000,000 shares authorized, 10,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10,000	10,000
Common stock, par value $0.001, 500,000,000 shares authorized, 3,417,302 (post-split) and 68,346,042 (pre-split) shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	68,346	68,346
Additional paid-in capital	9,976,045	9,976,045
Accumulated deficit	(10,103,511)	(10,064,987)
Total Stockholders’ Deficit	(49,120)	(10,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Expenses
General and administrative expenses	1,962	1,028	11,324	2,678
Professional fees	5,500	8,319	27,200	14,698
Total Operating Expenses	7,462	9,347	38,524	17,376

Net Income (Loss)	$(7,462)	$(9,347)	$(38,524)	$(17,376)

Net Income (Loss)
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	3,417,302	68,346,042	3,417,302	68,346,042

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.

(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

For the Three and Nine Months ended September 30, 2022 and the Year ended December 31, 2021

	Series A-1				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,043,670)	(25,640)
Net loss for the period ended March 31, 2021	-	-	-	-	-	(5,183)	(5,183)
Balance at March 31, 2021	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,048,853)	(30,823)
Net loss for the period ended June 30, 2021	-	-	-	-	-	(2,847)	(2,847)
Balance at June 30, 2021	10,000,000	10,000	68,346,042	68,346	9,939,684	(10,051,700)	(33,670)
Forgivness of related party debt	-	-	-	-	36,361	-	36,361
Net loss for the period ended September 30, 2021	-	-	-	-	-	(9,347)	(9,347)
Balance at September 30, 2021	10,000,000	10,000	68,346,042	68,346	36,361	(10,061,047)	(6,656)
Net loss for the period ended December 31, 2021	-	-	-	-	-	(3,940)	(3,940)
Balance at December 31, 2021	10,000,000	10,000	68,346,042	68,346	9,976,045	(10,064,987)	(10,596)
Reverse Split of Common Stock 1 for 20			3,417,302	68,346
Net loss for the period ended March 31, 2022	-	-	-	-	-	(19,180)	(19,180)
Balance at March 31, 2022	10,000,000	10,000	3,417,302	68,346	9,976,045	(10,084,167)	(29,776)
Net loss for the period ended June 30, 2022		-		-	-	(11,882)	(11,882)
Balance at June 30, 2022	10,000,000	10,000	3,417,302	68,346	9,976,045	(10,096,049)	(41,658)
Net loss for the period ended September 30, 2022		-		-	-	(7,462)	(7,462)
Balance at September 30, 2022	10,000,000	10,000	3,417,302	68,346	9,976,045	(10,103,511)	(49,120)

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30,
	2022	2021
Cash Flow from Operating Activities
Net Income (Loss)	$(7,462)	$(8,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable		822
Net Cash Used in Operating Activities	(7,462)	(7,208)

Cash Flows from Financing Activities
Due to related party	7,462	7,208
Net Cash provided by financing activities	7,462	7,208

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements.

AMERIGUARD SECURITY SERVICES, INC.
(formerly HEALTH REVENUE ASSURANCE HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS

For the Nine Months ending September 30, 2022

(Unaudited)

1 – NATURE OF BUSINESS AND GOING CONCERN

Overview

Ameriguard Security Services, Inc., a Nevada company (“AGSS”) formerly Health Revenue Assurance Holdings, Inc). (“HRAA”) intended to become a provider of revenue cycle services to a broad range of healthcare providers.

On February 10, 2012, HRAA entered into an Agreement and Plan of Merger and Reorganization with Health Revenue Assurance Holdings, Inc. (formerly known as Anvex International, Inc., “HRAH”), a Nevada company, and its wholly-owned subsidiary Health Revenue Acquisition Corporation (“Acquisition Sub”), which was treated for accounting purposes as a reverse recapitalization with HRAA, considered the accounting acquirer.

The Company had been dormant since August 2014.

On July 14, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A816259, Custodian Ventures LLC (“Custodian”) was appointed Custodian of the Company.

On July 15, 2020 Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

On September 8, 2021, in a private stock purchase agreement, 10,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (AGSS), were transferred from Custodian Ventures, LLC to Ameriguard Security Services, Inc. California corporation (“Ameriguard”). As a result, the Ameriguard became holder of approximately 91% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis and became the controlling shareholder. The consideration paid for the Shares was $450,000. In connection with the transaction, David Lazar has forgiven the Company from all debts owed to him and/or Custodian Ventures, LLC.

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

Going Concern

The accompanying financial statements have been prepared assuming AGSS will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2022, AGSS had no cash and an accumulated deficit of $10,103,511.

Because AGSS does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about AGSS’s ability to continue as a going concern. Therefore, AGSS will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company is being funded by Ameriguard which has extended interest-free demand loans to AGSS. Historically, AGSS raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, AGSS has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by AGSS without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). AGSS uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto on December 31, 2021, as presented in the AGSS’s Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. AGSS bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of September 30, 2022, and December 31, 2021, respectively.

Income taxes

AGSS accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

3 – EQUITY

Common Stock

On March 11, 2022, AGSS amended its articles of incorporation to reverse split its Common Stock at a rate of one-for-20, which was declared effective by FINRA on March 17, 2022. The Common Stock was reverse split to post-split 3,417,302 shares from pre-split 68,346,042 common shares.

The Company has authorized 500,000,000 shares of $0.001 par value, Common Stock. As of September 30, 2022 and December 31, 2021, there were 3,417,302 (pre-split 68,346,042) and 68,346,042 (post-split 3,417,302) shares of Common Stock issued and outstanding, respectively.

Preferred Stock

On November 16, 2020, the Company designated, out of the Twenty-five Million (25,000,000) authorized shares of preferred stock, par value $0.001 per share, of Series A-1 Preferred Stock, consisting of Ten Million (10,000,000) shares, which are convertible to common stock at the conversion ratio of 72 shares of common stock for each share of preferred stock. These shares were awarded to Custodian Ventures, managed by former officer and director David Lazar, for services performed for the Company. These shares were valued at par value assuming all of the preferred shares were converted to common stock, or $720,000 which was recorded as stock-based compensation.

On September 8, 2021, in a private transaction Custodian Ventures LLC sold its Series A-1 Preferred Stock to Ameriguard Security Services, Inc., California corporation. The officer and control person of Ameriguard Security Services, Inc., California corporation is Lawrence Garcia, the Company’s President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors.

As of September 30, 2022 and December 31, 2021, there were 10,000,000 shares of Series A-1 Preferred Stock issued and outstanding, respectively.

4 – DUE TO RELATED PARTY

As of September 8, 2021, the Company had a due to related party Custodian Ventures LLC, of which former officer and director David Lazar is a managing member, totaling $36,361. On September 8, 2021, the $36,361 was forgiven in full by Custodian Ventures LLC and the Company recorded the resulting gain as additional paid-in capital.

During the quarter ended September 30, 2022, Ameriguard paid expenses on behalf of AGSS totaling $11,882, As of September 30, 2022, AGSS had a balance due to related party totaling $41,659.

5 – COMMITMENTS AND CONTINGENCIES

AGSS did not have any contractual commitments as of September 30, 2022, and December 31, 2021, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

Plan of Operation

We are pursuing a business combination with Ameriguard. To date we have no signed definitive agreement, have not submitted the terms of the proposed transaction to appropriate regulatory agencies for approval and are determining the terms of any agreement. If a business combination is consummated with Ameriguard, AGSS will cease to be a shell company (as defined in Rule 12b-2 of the Exchange Act). We will be an operating company engaged in providing guard security services.

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

In addition to pursuing the business combination as in the plan of operation, management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information see AGSS’s 2021 Form 10-K.

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

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2021, filed March 31,2022 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in AGSS’s 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

AMERIGUARD SECURITY SERVICES, INC.

Dated: November 10, 2022	By:	/s/ Lawrence Garcia
Lawrence Garcia
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.