Form 10-K
period 2022-12-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2023-03-30
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-173039

AMERIGUARD SECURITY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0363866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5470 W. Spruce Avenue, Suite 102

Fresno, CA 93722

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including the area code: (559) 271-5984

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2022, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $4,021,596.

The number of outstanding shares of the registrant’s common stock on March 20, 2023, was 94,471,302.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2022

i

FORWARD-LOOKING STATEMENTS

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project”, “could”, “may” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report including in “Risk Factors” in Item 1A and some of which are discussed in our other filings with the SEC. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

ii

PART I

ITEM 1. BUSINESS

Company History

Health Revenue Assurance Holding, Inc. (the Company), was incorporated in Nevada on December 13, 2010.

The Company intended to become a provider of revenue cycle services to a broad range of healthcare providers. Offering the customers integrated solutions designed around their specific business needs, including revenue cycle data analysis, contract and outsourced coding, billing, coding and compliance audits, coding education, coding consulting, physician coding services and ICD-10 education and transition services.

On February 10, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Health Revenue Assurance Holdings, Inc. (formerly known as Anvex International, Inc., “HRAH”), a Nevada company, and its wholly-owned subsidiary Health Revenue Acquisition Corporation (“Acquisition Sub”), which was treated for accounting purposes as a reverse recapitalization with HRAA, considered the accounting acquirer. Each share of HRAA’s common stock was exchanged for the right to receive approximately 1,271 shares of HRAH’s common stock. Before their entry into the Merger Agreement, no material relationship existed between HRAH and Acquisition Sub or HRAA. On April 27, 2012, the Company completed a 12.98 to 1 forward stock split. On May 2, 2012, the Company changed its ticker symbol from ANVX to HRAA.

The Company then went dormant in August 2014.

On July 14, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A816259, Custodian Ventures LLC (“Custodian”) was appointed Custodian of the Company.

On July 15, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

AmeriGuard Security Services, Inc. (AmeriGuard) was incorporated in California November 14, 2002. The corporation was incorporated with the issuance of 1,000 common shares formerly held by Lawrence Garcia, President and CEO with 550 shares and Lillian Flores, former VP of Operations with 450 shares. On July 12, 2022, under the terms of a Settlement Agreement, Flores exchanged her 450 shares for the consideration of $3,384,950 and a promissory note in that amount secured by a stock pledge. AmeriGuard provides armed guard services as a federal contractor with licenses in 7 states and provides commercial guard services in California.

On September 8, 2021, under the terms of a private stock purchase agreement, 10,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to AmeriGuard. As a result, AmeriGuard became holder of approximately 91% of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company and became the controlling shareholder. The consideration paid for the Shares was $450,000. In connection with the transaction, David Lazar forgave the Company from all debts owed to him and/or Custodian Ventures, LLC.

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

On March 11, 2022, the Company, amended its articles of incorporation to change its name to AmeriGuard Security Services, Inc. (AGSS) from Health Revenue Assurance Holdings, Inc. The name was deemed effective by FINRA on March 17, 2022.

On December 9, 2022, AGSS entered into the Merger Agreement. AmeriGuard became a wholly owned subsidiary of AGSS, and AGSS its only shareholder and will continue in its existence with one owner, AGSS. Pursuant to the Share Exchange, (a) the Majority Shareholder relinquished all of his 573 AmeriGuard common shares and the Minority Shareholders relinquished all of their 67 AmeriGuard common shares, constituting all issued and outstanding shares of AmeriGuard (the “AmeriGuard Shares”), and were issued an aggregate of 80,578,125 and 9,421,875 respectively of AGSS common shares, representing 86.26% and 10.09% of the outstanding Common Stock of AGSS and (b) AmeriGuard returned the A-1 Preferred Stock of AGSS for retirement. After the issuance of the common shares, the existing 3,417,302 common shares represent 3.66% of the outstanding common stock of AGSS.

Pursuant to the terms of a settlement agreement, by and among Garcia, AmeriGuard, and Lillian Flores (“Flores”), dated July 7, 2022 (the “Settlement Agreement”), AmeriGuard repurchased the 450 common shares of Flores for a total consideration of $3,384,950 payable in five equal annual installments compounded semi-annually at a three percent rate. The initial payment on July 8, 2022, of $686,990 reduced the balance to $2,697,960. The second through fifth installment are due on December 31, 2023, through December 31, 2026.

Prior to Merger, under the terms of a stock pledge agreement, by and among Garcia, Flores and AmeriGuard, dated July 7, 2022, 360 AmeriGuard common shares remained held in AmeriGuard treasury pledged to Flores. On Merger these pledged shares were substituted with 50,625,000 AGSS common stock of the 80,578,125 issued to Lawrence Garcia. These pledged shares are redeemed and returned to Garcia based on a stock redemption agreement, by and among Garcia, Flores and AmeriGuard, dated July 7, 2022.

The purposes of the transactions described in this Current Report were to complete a business combination by a stock for stock merger and complete a recapitalization of the company with the result being that AmeriGuard became a wholly owned subsidiary of AGSS. Our business operations will now focus on the business of AmeriGuard and its management will be the management of AGSS.

There is no offering with this merger.

Effective immediately after the Share Exchange, the stock transfer books of AmeriGuard shall be closed.

Overview

AmeriGuard principally provides guard services to governmental, quasi-governmental and commercial property management. Guard services generated $24 million in revenues for the fiscal year ended December 31, 2022. Guard services include, providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors, communication, reception, concierge and front desk/doorman operations. As we continue to push growth organically as well as through acquisition, we will be able to realize greater market share in the security industry.

Corporation Information

Our principal executive offices are currently located at 5470 W Spruce Ave Suite 102 Fresno CA 93722.

Our website; www.ameriguardsecurity.com.

Employees

As of December 31, 2022, we had 315 full-time employees, 240 of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be very good.

Our Industry

Security guard and related services in the US is a $43 billion industry comprising over 11,000 companies and 900,000 officers. Over 55%, ($24 billion) of this market is serviced by 40 companies, with the top 4 firms, with Allied Universal, Securitas, G4S and Prosegur Security controlling 74% ($31.8 billion), an average revenue of $7.9 billion; the next 21 firms control 8.4% ($3.6billion), an average of 172 million and the next 10 firms control 1% ($550 million) with a range of $20 to $100 million with average of $50 million. AmeriGuard’s approximately $22 million in annual revenue places is within the top 25 firms in the country. The rest of the market comprises over 7,900 firms with $19 billion or an average of $2.5 million in revenue. This consolidation of market share has not been gradual but rather a rapid shift over the last five years in an industry which once was highly fragmented and widely dispersed, from smaller regional and local companies to the largest companies.

We believe that the top 40 companies have the resources to harness technology, to expand their business into related services other than guard services. Companies with over $50 million in revenue have, over the last 10 years, experienced steady growth while those guard companies under $20 million, the remaining 9,900 firms, have experienced declining revenues. We believe that the principal reason for this is the steady diversification of security services away from the traditional guard services to areas of utilization of technology requiring capital. Along with this, we believe that the profitability challenges below $20 million annual sales are much more difficult that above $50 million is sales, largely due to the significant economies of scale achieve at the higher revenue levels.

The proliferation of technology while increasing efficacy in performance and inevitably lower costs in the future, the impact on the contract security industry will likely have mixed results – positive for companies who harness technology into their service delivery strategies – and negative for those companies who fail to invest in or adopt these service-enhancing capabilities. Despite the advances in the U.S. contract guarding business over recent years, there remains a question as to the industry’s viability in view of the increasing trend for integrating manned services with security systems (i.e. security video, access control and monitoring) along with the emergence of other new smart technology options and solutions (i.e. robotics, drones, cybersecurity and crowd sharing alert notification).

The recent merger and acquisition trend, primarily by the major national and international security organizations and fueled by investment and funding from private equity firms, is continuing. The underlying reason for this shift is less obvious and suggests an increasing number of sellers who concluded that their better option was to exit and sell rather than remain in the marketplace and try to compete and organically grow their market share.

Despite its low barriers of entry and nominal capital requirements, the security guard business has become more challenging for the smaller owner/operator. The traditionally historic advantage of the smaller operator’s ability to offer relationship-driven customized services is no longer totally sufficient for sustainable growth – especially with the increasing regulatory challenges of the Affordable Care Act, federal and state minimum wage laws, Family Medical Leave Act and state laws (i.e. meal and rest break reporting and now, predictive scheduling).

Even stronger local and smaller regional companies are finding it more difficult to protect their client base and grow revenues under increasing regulatory as well as competitive pressures. Larger regional and national organizations are dealing with the regulatory climate while growing market share by leveraging infrastructure, technology, economies of scale with more aggressive pricing and better service reliability. This approach appears to offer a more compelling value proposition from the client’s perspective, which seems evident by the higher client retention rates reported by the major security companies.

However, this consolidating trend may not be inevitable for the future as newer, more tech-savvy owner/operators enter the business and recognize how to adopt best practices with a variety of sophisticated third-party software platforms and applications to help level the playing field. These include talent management and on-boarding applications to attract, hire and maintain a more skilled and reliable workforce; integrated labor management platforms to control scheduling, compliance, operations, payroll, billing and financial reporting; and state-of-the-art social media marketing applications.

The contract security industry should now be able to more effectively capitalize on and penetrate opportunities in a $20 billion in-house market – especially for those companies who have invested and integrated technology into a more highly reliable ecosystem of protective services.

For the foreseeable future, the U.S. manned guarding business seems likely for continued sustainable growth. While the technology/manpower ratio may shift the revenue mix going forward, based on today’s currently expanding U.S. economy, the prospects for an aggregate growth rate of four percent or more seem realistic and perhaps even conservative, especially for ownership who have prudently invested in technology enhancements to their core guarding operations.

Providing these strategies can yield an attractive ROI, increase operating profits (EBITDA ranges of four to six percent and higher) and enterprise valuations, this industry seems not only viable but also opportune for further investment consideration.

(The above industry data taken from https://www.nasco.org/wp-content/uploads/2021/08/2021-Bob-Perry-Contract-Security-Industry-White-Paper-1.pdf)

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 5470 W. Spruce Avenue, Suite 102, Fresno CA. The lease is currently month to month. Landlord has not indicated a desire for a new lease. Our lease payments are a total of $55,767 for the entire term (or, $4,230 per month). The Company believes that this rent expense is reasonable and comparable to the rent that would be charged to a third party.

ITEM 3. LEGAL PROCEEDINGS

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses)

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

In the second quarter of 2022 the Company did receive a demand letter from a terminated employee’s lawyer. The demand letter claimed the employee experienced discrimination and wrongful termination. This issue was handled by the Company’s labor attorney and after review and negotiation it was settled out or court in March of 2023 in the amount of $23,000. No other legal issues or court filings are active at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the date of this report, the Company’s common stock is quoted on OTC Markets, symbol AGSS.

The high and low bid prices of our common stock following such date is as follows:

Quarter Ended	High	Low
March 31, 2022	$3.70	$1.04
June 30, 2022	$5.34	$1.70
September 30, 2022	$3.00	$1.20
December 31, 2022	$3.38	$1.00

The last reported sales price of our common stock on the OTC Markets on March 22, 2023, was $2.10.

Authorized Capital Stock

Our authorized capital stock consists of five hundred million (50~~0~~,000,000) shares of common stock, par value $0.001 per share. Immediately after giving effect to the Merger and related transactions, there were 93,417,302 shares of our common stock issued and outstanding.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of March 20, 2023, there were 94,471,302 shares of common stock issued and outstanding, which were held by 95 stockholders of record.

Transfer Agent

The transfer agent for our common stock is VStock Transfer, and its telephone number is (727) 289-0010.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 9, 2022, Ameriguard Security Services, Inc. f/k/a Health Revenue Assurance Holding, Inc. a Nevada corporation (“we”, “AGSS” or the “Company”), entered into a Definitive Share Exchange Agreement (the “Merger Agreement”) with Ameriguard Security Services, Inc., a California corporation, (“Ameriguard”) and Lawrence Garcia (“Garcia”) the majority shareholder of Ameriguard (the “Majority Shareholder”) and the minority shareholders of Ameriguard (“Minority Shareholders”). Under the Merger Agreement, One Hundred Percent (100%) of the ownership interest of Ameriguard was exchanged for an aggregate of 90,000,000 shares of common stock of AGSS issued to the Majority Shareholders and the Minority Shareholders, in accordance with the Share Exchange Agreement (the “Merger”)

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7 contains forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and footnotes thereto appearing elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) regulatory, competitive and contractual risks; (c) development risks; (d) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth, and (e) unknown litigation.

Corporate Structure

As previously mentioned, on December 9, 2022, AGSS executed a reverse merger with AmeriGuard resulting in AGSS becoming the sole owner of AmeriGuard. This merger establishes AGSS as a company operating a viable guard company with annual sales of approximately $24,000,000. It also is in the position to access the capital market to generate the capital needed to begin its growth strategy of mergers and acquisitions within the security industry.

Prior to and after the merger AGSS has been working on developing the leadership team needed. We have in place a CEO with 20 years of experience in our industry and has been very successful in the government contracting market. Our CFO has over 35 years of business finance experience, the last 15 of which he has been focusing on organizational development consulting across multiple industries, and an Operations team on the east coast managing IT and our federal contracts. We have an exclusive contract with Think Equity a New York Investment Banking Firm, and we have engaged legal and SEC compliance professionals. We have a Board Directors with Wall Street and government security experience making us well positioned to aggressively grow the business.

Results of Operations for the fiscal year ending December 31, 2022

Revenues and Cost of Goods Sold

2022 experienced a 10% increase of $2.2 million in security services revenue. The majority of which was from federal contracts in the amount of approximately $1.5 million and the remaining $700,000 from commercial guard services. The contract services revenue increase was the result of monthly fee increases within the four existing contract operated for during 2022 and 2021. As the costs of labor increases within the unionized contract so does the revenue. For the Commercial operations we saw a significant increase in demand for services, specifically our patrol services. Patrol services solve the problem of delayed police response. Our patrol officers respond to all alarms regardless of cause within 15 minutes of activation. This is a cost effect way for businesses to have protection without the high expense of a posted guard. This is an area of service we are continuing to expand.

We also had a significant increase of over $280,000 in other related income. This increase was due to a change in accounting practices. Prior to 2022, overhead expenses included management salaries were allocated to between AmeriGuard and three other related companies. Has part of our transition to prepare for the reverse merger we shifted to management agreements between AmeriGuard and the other related entities. As a result, we saw both an increase in other revenues along with an increase in administrative expenses.

As with all professional service industries the vast majority of expense in with direct labor and expenses associated with that labor. We are not an exception. Our direct expenses average around 89% of revenues. Total cost of services increased approximately $1.3 million in 2022, and that increase is expected in relation to the revenue increase in 2022 as previously discussed.

Operating Expenses and Other Expense

Operation expenses, overhead expenses, increased in 2022 over 2021 by approximately $1.3 million. Slightly more than half of that increase was in administrative salaries and related payroll expenses, of approximately $796,000. As mentioned earlier in 2021 overhead expenses included administrative salaries were allocated between related companies. In 2022, all the salaries were expensed to AmeriGuard. Also, during 2022 as part of the reverse merger preparations, we added to our administrative team a full-time CFO, an HR Manager and an Operations Management team along with the necessary support positions in payroll and accounting. This was done in the preparations for the merger and the following expansion.

Other areas of expense increase were in the cost of vehicle operations of approximately $138,000 due to the leasing of four additional vehicles for patrols along with an increase in fuel costs. The category of General administrative expenses increased approximately $350,000. Approximately $100,000 of the increase related to expenses no longer allocated to the related companies as we did in 2021. Then the merger related expenses new to 2022 such as office rent in New York, marketing expenses, travel, shareholder buyout loan expense and Board of Director expenses totaling approximately $200,000. The remainder of the increase were minor changes in other operational expenses.

Other expenses in the amount of $344,105 that occurred in 2022, but not in 2021 are non-operational expenses related specifically to the preparations for and after the reverse merger. These expenses are legal, compliance, accounting and merger related expenses that are treated as non-operational expense to prevent distortions of operational net income or loss. It is anticipated that there will be continued non-operational expenses from ongoing capital raise activities moving forward.

At this time, our operating structure and current level of expense can handle twice the revenue stream with minor increases to our operating overhead expenses. This allows the entire gross profit of any new contract or company acquisition to go straight to the bottom line, providing a consistent return on investment.

Net Income/(Loss) from Operations

Combining 2022 net loss of $74,003, with 2021 net income of $128,038 we have a total operational income of $54,035. Our operational structure that drives theses costs has excess capacity in anticipation of significant growth via new contracts or more specifically, company acquisitions. This allows additional revenue to go directly to our bottom line (see moving forward comments).

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from long term debt financing. During the year ended December 31, 2022, operations generated net cash increase of approximately $258,000 while cash used from financing activities during the same period was approximately $1,160,000, the Company did not receive and proceeds from long term debt. The net decrease in cash for 2022 was approximately $902,000.

The main use of cash was the first payment to shareholder from the shareholder buyout agreement signed in July 2022 in the amount of $686,990, as previously discussed. Other finance activities usage was building improvements of approximately $224,000, loan payments $180,000 and owner distributions before merger in the amount of $63,000.

On December 31, 2022, the Company had cash on hand of $1,226,600, with total current assets of $3,207,750.

Moving Forward

During the past eighteen months we have been working to get to where we are today. It has been difficult and expensive, to get to this point of being a public company with the corporate structure, systems and team that can expand our business with increasing profitability. Our current overhead expense structure has the capacity to manage two to three times the revenues from one of two strategic sources.

Our first source is to continue down our historical path of seeking out contracts that meet our sweet spot and bidding with hope of successful award. However, this path is time consuming and isn’t a guarantee of the growth we desire and is outside of our control.

Our second source of growth is merger and acquisition. Now that we have the capital market available to us and our industry is positioned for long term growth, now is the time. The security industry continues to grow in opportunity, and at the same there’s a lot of consolidation occurring. As a top 25 company in the industry, we can be the company acquiring others and quickly doubling our revenues with one or two key acquisitions. After which we could see all the gross profit from those companies going directly to our bottom line. The returns would be quick and significant.

There are also acquisition opportunities in several other industries that fits our business model. Those include transportation, cyber security, private security, ammunition manufacturing, and surveillance to mention a few. The Company has already begun the process of our first equity raise with Think Equity to recover our expended working capital and position the Company for its first acquisition. We anticipate the equity raise to be completed in the second quarter along with our first acquisition.

Management is very positive regarding profitable operations for the next twelve months based on the following:

●	AGSS operates in a growing industry.

●	The security industry is recession proof.

●	There are over 10,000 security companies operating in our market, with 50% available for acquisition.

●	Our management team, Board of Directors and supporting equity professionals can get the job done.

●	We have been and will continue to be a company that is very conservative with our resources and will use every possible dollar provide strength and good return to our investors.

●	We are in it for the long haul.

●	We make profits the old fashion way, hard work.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2022, and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022 and 2021, together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that are designed to ensure that information that would be required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to a weakness in our internal control over financial reporting discussed below.

The weakness identified by our management as of December 31, 2022, relates to the Company not having an audit committee. The Company intends to appoint an independent audit committee during 2023.

Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”) or an attestation report of the Company’s independent registered public accounting firm on ICFR due to a transition period established by rules of the Securities and Exchange Commission (the “SEC”) for newly public companies. The SEC has adopted a transition period permitting a newly public company to wait until its second annual report to comply with Section 404(a) of Sarbanes-Oxley Act of 2002 (“SOX”). After that point, issuers that are emerging growth companies, or are not large, accelerated filers or accelerated filers are exempt from the requirements of SOX 404(b). As such, if the Company continues to satisfy as being an emerging growth company or other exemption standards as listed above, it will continue to be exempted from filing attestation report of the Company’s independent registered public accounting firm regarding ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information regarding our directors and executive officers following the closing of the Reverse Merger on December 9, 2022.

Pursuant to the terms of the Merger, our sole officer and director, Lawrence Garcia, was appointed as President and Chief Executive Officer, was appointed as our Chief Operating Officer, Secretary and Treasurer, Michael Goossen as our Chief Financial Officer. In addition, in connection with the Merger, Douglas Anderson was appointed to serve as a director on December 7, 2022

The following persons became our executive officers and directors upon completion of the Merger, and hold the positions set forth opposite their respective names, including shares held.

Name	Age	Position	Common shares held	Percentage of Class(1)
Lawrence Garcia	50	Chairman of the Board, President and Chief Executive Officer Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director	80,578,125	86.26%

Michael Goossen, CPA	61	Chief Financial Officer	2,671,875	2.86%

Douglas Anderson*	60	Director	3,515,625	3.76%

(1)	Based on 93,417,302 shares of common stock outstanding as of December 31, 2022
*	Appointed December 2022

Lawrence Garcia is the CEO and President of AmeriGuard Security Service, Inc incorporated in state of California in 2002. Lawrence is a disabled veteran of the United States Navy and of Hispanic dissent. He has led the company from a small local guard company to a national company currently managing five Federal Government armed guard contracts with annual revenue of over $24 million. Mr. Garcia has twice been named, “Businessman of the Year” in the State of California.

Michael Goossen, CPA is the Chief Financial Officer of AmeriGuard Security Services, Inc., a California Corporation. Michael has been a CPA since 1986, has worked in multiple industries as a CFO and CEO. During the past 20 years he has been providing small business consulting, offering CFO services and executive leadership development. Michael began working with AmeriGuard as a CFO consultant and business development strategist 3 years ago and became the full time CFO for AmeriGuard in August 2022.

Douglas Anderson, Board Director. Mr. Anderson is the CEO of Wall Street Capital Partners and has been involved in or exposed to most aspects of corporate finance with over 20 years on Wall Street. Prior to his work in corporate finance, he served in the U.S. Marine Corps, including the elite Marine Reconnaissance Battalion. He held a Top-Secret clearance while serving operationally in the U.S. State Department at American Embassies overseas, as well as at the U.N. in New York, where he participated in Security Enhancement programs. Mr. Anderson was formally trained on Wall Street as an Underwriter. He has been interviewed and broadcast nationally and internationally, many times as an expert both on NASDAQ and at the NYSE. Mr. Anderson earned his undergraduate degree from the University of Washington and postgraduate graduate education includes executive education from Harvard in Finance and Texas A&M in Agriculture Science. Mr. Anderson has served as an Advisor, Director, public company CEO and public company Board Director over his career.

Term of Office

Our directors are appointed to hold office until the next meeting of our shareholders or until removed from office in accordance with our bylaws.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Our directors do not hold any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) have:

(a)	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(b)	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

(c)	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(d)	been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not subject to Section 15(d) of the Securities Exchange Act Exchange Act.

Code of Ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. We are not currently subject to any law, rule or regulation requiring that we adopt a code of ethics; however, we intend to adopt one in the near future.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. Officers are elected by and serve at the discretion of the board.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings and receive a monthly honorarium for serving on the board.

Lawrence Garcia, CEO and majority Shareholder is our only non-independent director.

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

Compensation committee

The board of directors plans to establish a compensation committee as required by Sarbanes-Oxley Act. The committee will make compensation recommendation to the board.

2022 Equity Incentive Plan

Our Board of Directors and stockholders owning a majority of our outstanding shares plans to adopt an Equity Incentive Plan during 2023. Details of the plan will be developed with the input of the Board of Directors along with the then established compensation committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive positions and salaries:

Name and Position	Year	Salary ($)	Bonus ($)	Other Compensation ($)	Total ($)
Lawrence Garcia - CEO	2022	146,551	-	21,279	167,830
	2021	129,190	-	19,789	148,979

Michael Goossen, CPA - CFO(1)	2022	134,250	-	650	134,900
	2021	98,423	-	-	98,423

(1)	Mr. Goossen was an independent consultant until August 1, 2022.

Employment Agreements

Prior to merger date no employment agreements were in place. It is the intention of ownership to rely on the recommendation of the compensation committee appointed by the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our officers as of December 31, 2021.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2022 and 2021 under any long-term incentive plan.

Director Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Payments to Directors totaled $35,000 for the year ended December 31, 2022, and $0 for the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of March 20, 2023 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address	Beneficial Ownership	Percentage of Class(1)
Lawrence Garcia	80,578,125	86,26%
Michael Goossen, CPA	2,671,875	2.86%
Douglas Anderson*	3,515,625	3.76%
All officers/directors as a group (3 people)	86,765,625	92.88%

(1)	Based on 94,471,302 shares of common stock outstanding as of March 20, 2023.
*	Appointed on December 09, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There are no related party transactions as of the fiscal year ended December 31,2022.

Independence of the Board of Directors

For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that one of our directors is independent. This does not constitute an independent board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by BF Borgers CPA PC, our independent public accountants for the following professional services it performed for us during the fiscal year ended December 31, 2022, and 2021, as set forth in the table below:

	2022		2021
Audit Fees		$59,400		$47,200
Audit Related Fees	$		$
Tax Fees	$		$
All other fees		$38,500		$2,700
TOTAL FEES		$97,900		$49,900

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees — This category consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items such as financial statements reviews and quarterly filing reviews.

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Financial Statements

The following financial statements of Ameriguard Security Services, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

(b) Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Date: March 30, 2023	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: March 30, 2023	By:	/s/ Michael Goossen
		Name:	Michael Goosen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

Exhibit No.	Description
3.1	Certificate of Incorporation of AMERIGUARD SECURITY SERVICES, INC., as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2022).

3.2	Amended and Restated By-Laws of AMERIGUARD SECURITY SERVICES, INC. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2022).

21.1	Subsidiaries of the Company- Ameriguard Security Services, Inc. (California)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Exhibits filed herewith.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ameriguard Security Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameriguard Security Services, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 30, 2023

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$1,227,654	$2,129,801
Accounts receivable, net (note 1)	1,869,268	2,215,197
Prepaid insurance	110,829	107,884
Related Party Receivable (note 3)	-	-
Total Current Assets	3,207,751	4,452,882

Other Non-Current Assets
Fixed assets, net depreciation (note 4)	298,806	132,802
Operating Lease	302,695	-
Total Non-Current Assets	601,501	132,802

Total Assets	$3,809,252	$4,585,684

Liabilities
Current Liabilities
Accounts payable	$761,516	$418,342
Accrued Interest Due (note 6)	49,035	-
Accrued Payroll	737,143	657,741
Payroll liability - Pension (note 5)	453,965	616,579
Current portion of notes payable (note 6)	719,563	127,615
Total Current Liabilities	2,721,222	1,820,277

Long Term Liabilities
Long term portion of notes payable (note 6)	2,782,784	780,845
Operating Lease	294,387	-
Total Liabilities	5,798,393	2,601,122

Stockholders’ equity
Common stock, $.001 par value, 94,471,302 shares issued and outstanding at December 31, 2022 and 2021 (Note 7)	158,346	158,346
Retained earnings/(defecit)	(2,147,486)	1,826,216
Total Stockholders’ Equity	(1,989,140)	1,984,562
Total Liabilities and Stockholders’ Equity	$3,809,253	$4,585,684

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2022	2021
Revenue
Security Services	$24,643,096	$22,418,328
Other related income	304,305	24,185
Total Revenue	24,947,401	22,442,513

Cost of Services
Salaries and related taxes	15,030,738	13,873,241
Employee benefits	3,052,774	2,915,322
Sub-Contractor payments	3,467,391	3,433,959
Guard training	202,826	222,298
Vehicles and equipment expenses	194,889	184,176
Total Cost of Services	21,948,618	20,628,996
Gross Margin	2,998,783	1,813,517

Operating Expenses
Salaries, payroll taxes and benefits	1,161,982	365,433
Vehicle expense	433,424	295,054
Professional services	361,314	318,442
Cellular services	106,382	112,140
General liability insurance	87,119	111,287
Advertising and marketing	128,544	77,349
General and administrative expenses	645,268	294,062
Loan interest	105,826	59,439
Depreciation expense	42,927	52,273
Total Operating Expenses	3,072,786	1,685,479

Net Income/(Loss) from Operations	(74,003)	128,038

Other Income (Expenses)
Other Income	-	-
Other (Expense)	(344,105)	-
Total Other Income	(344,105)	-

Net Income/(loss) before Income Taxes	(418,108)	128,038

Income tax expense	10,350	33,923

Net Income/(loss)	$(428,458)	$94,115

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0046)	$0.0010

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,417,302	93,417,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2021 and 2022

	Common Stock		Preferred Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2020	2,743,302	$69,346	675,000	$10,000	$9,976,045	$(7,191,705)	$2,863,685
Owner draws (pre-merger)	-	-				(473,238)	$(473,238)
Equity Merger	89,999,000	89,000		(10,000)	(579,000)		$(500,000)
Cancelation and conversion of preferred stock	675,000		(675,000)
Net Income for year ended December 31, 2021						94,115	$94,115
Balance, December 31, 2021	93,417,302	158,346	-	-	$9,397,045	$(7,570,828)	$1,984,562
Owner draws (pre-merger)						$(62,824)	$(62,824)
Shareholder buyout					(3,384,950)		(3,384,950)
Retained Deficit of merger with related entity						(97,470)	$(97,470)
Net (Loss) for year ended December 31, 2022		-		-		(428,458)	(428,458)
Balance, December 31, 2022	93,417,302	$158,346	-	$-	$6,012,095	$(8,159,580)	$(1,989,140)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net Income/(Loss)	$(428,458)	$94,115
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	345,929	(23,372)
Prepaid insurance	(2,945)	(32,949)
Depreciation	42,927	52,273
Accounts payable	343,173	33,742
Accrued Interest	49,035	-
Accrued Payroll	79,402	75,693
Payroll liability - Pension	(162,614)	77,237
Net Cash (Used)/provided in Operating Activities	266,449	276,739

Cash Flows Used from Investing Activities
Purchase of fixed assets	(6,043)	(24,552)
Building improvements	(224,132)	-
Operating lease liability	(79,358)	-
Purchase of Shell Corporations - AGSS	-	(500,000)
Payment for Shareholder buyout	(686,990.00)	-
Loan principle payments	(180,298)	(227,097)
Owner distributions	(62,824)	(473,238)
Net Cash Used by Investing Activities	(1,239,644)	(1,224,887)

Cash Provided from Financing Activities
Secure Transportation vehicle loan	-	21,500
Operating lease asset	71,049	-
Net Cash Provided by Financing Activities	71,049	21,500

Net Increase (Decrease) in Cash	(902,147)	(926,648)
Cash at Beginning of Period	2,129,801	3,056,449
Cash at End of Period	$1,227,654	$2,129,801

Supplemental Cash Flow Information:
Income Taxes Paid	$10,350	$33,923
Interest Paid	$105,826	$59,439
Supplemental disclosure of non-cash financing activities:
Operating leases - right of use asset	$302,695
Operating leases - lease liability	$294,387

See accompanying notes to financial statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AmeriGuard Security Services, Inc. (the Company), was incorporated on November 14, 2002, with an S-Corp tax election. The corporation was incorporated with the issuance of 1,000 shares of no-par value stock held by Lawrence Garcia, President and CEO with 550 shares and Lillian Flores, VP of Operations with 450 shares. The Company provides armed guard services as a federal contractor with licenses in 5 states and provides commercial guard services in California.

On July 7, 2021, the Company, entered into an agreement to gain 100% control of Health Revenue Assurance Holdings, Inc (HRAA) a public corporation, incorporated in Nevada, by the purchase of 10,000,000 shares of Preferred A-1 Stock from the seller, Custodian Ventures LLC. The purchase of HRAA allowed the Company to begin plans to consummate a reverse merger with HRAA becoming a wholly owned subsidiary of a public company. In March of 2022, a Certificate of Amendment was filed with the Nevada Secretary of State, changing the name of HRAA, to Ameriguard Security Services, Inc. (AGSS). Shortly thereafter, a stock name and ticker change report was filed with the SEC and the stock ticker of HRAA was changed to AGSS.

On December 9, 2022, the Company executed the reverse merger agreement and became the subsidiary of AGSS. From that point forward, the financial statement filings will be the consolidation of Ameriguard Security Services, Inc, a Nevada company with Ameriguard Security Services, Inc. a California company.

The Company’s accounting year end is December 31.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Risks and Uncertainties

The risks and uncertainties described below may not be the only ones we are or may face in the future. If any of the following do occur, our business, financial condition or results of operations could be materially adversely affected.

The company receives over 90% of its total revenue from four Federal contracts as described in Note 9 below. These contracts have specific terms, typically five years with the opportunity for extension, but there are no assurances they will be extended. Although we have had several extended in the past, there is no guarantee this will again happened in the future. However, there are significant direct expenses for each contract that also are removed from operations at the end of a contract. As a result, the revenue lost from a completed contract does not affect the bottom-line profits in an amount equal to the revenue lost. The actual net income impact depends on the contract.

The process required to acquire a government contract takes several months to complete prior to delivery of the proposal to the contracting agency. Due to the time span required to prepare a proposal and wining the contract is not guaranteed, the company maintains a department of individuals who monitor and write proposals for all government contracts that become open for bid on a continuing basis. It is important to the company that new contracts are acquired consistently to maintain and grow annual revenue.

Other risks to operations consist of State and Federal regulations, staffing shortages, the ongoing impact of COVID, accelerating inflation, and overall business environment issues we cannot foresee.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, along with the collectability of some receivables from customers.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2022, and December 31, 2021, the Company had cash and cash equivalents totaling $1,227,654 and $2,129,801 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over ninety percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of December 31, 2022, and 2021, an allowance for estimated uncollectible accounts was determined to be unnecessary.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for Machinery and Equipment, and Vehicles is 5 years, with Leasehold improvements useful life is 10 Years.

Operating Leases

In February 2016, FASB ASU No. 2016-02 established ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Effective December 31, 2022, we have implemented ASU No. 2016-02 and booked the operating lease asset and the related liability.

Net Income/(Loss) per Share

Net income/(loss) per common share is computed by dividing net income or loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings/(loss) per common share (“EPS”) calculations are determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Revenue Recognition

We recognize revenue when the Invoice for contracted services is issued as stipulated by the contract. Other services provided are recognized at the time the service is provided. Ninety eight percent of revenues are billed monthly and recognized in the month the services were provided. Refunds and returns, which are minimal, are recorded as a reduction of revenue. The Company has not recorded a reserve for returns on December 31, 2022, or 2021 since it does not believe such returns will be material.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - quoted market prices in active markets for identical assets or liabilities.

●	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2021 and December 31, 2022, due to the short-term nature of these instruments.

NOTE 3 – RELATED PARTY RECEIVABLE

On July 7, 2021, the company has entered into an agreement to purchase 100% of the Preferred A-1 Stock of Health Revenue Assurance Holdings, Inc. a SEC registered company for $450,000. In March 2022, Health Revenue Assurance Holdings, Inc. name was changed to Ameriguard Security Services Inc. (AGSS). On December 9, 2022, we signed the definitive merger agreement initiating a reverse merger with AGSS, resulting in the Company becoming a 100% owned subsidiary of AGSS. Prior to the merger, the Company funded the operational expenses of AGSS and treated these expenses as related party expenses. These expenses we eliminated when the two companies were consolidated for the financial statement presentation.

The receivable balances on December 31, 2022, and 2021 were $57,971 and $10,596 respectively.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following on December 31, 2022, and 2021:

	2021	2020
Leasehold Improvements	224,132	-
Machinery and Equipment	278,551	246,974
Vehicles	110,274	131,775
Total Fixed Assets	612,957	378,749
Accumulated Depreciation	(314,151)	(245,947)
Fixed Assets, Net	$298,806	$132,802

NOTE 5 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on December 31, 2022, and 2021 for all plans was $453,965 and $616,579 respectively.

NOTE 6 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out the Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. Interest rate on December 31, 2022, and 2021 was 9% and 4.01% respectively. Balance remaining on the SBA loan was $804,387 and $888,845 as of December 31, 2022, and 2021 respectively.

In January 2020, the Company entered into a financing agreement with Master Security Company for the purchase of vehicles, guns, and guard equipment for the National Institute of Health USEPA contract which began May 2020. The principal financed was $150,000, with interest of 4% for a term of 21 months. Resulting in a monthly principal and interest payment of $7,406. Balance remaining in the amount of $0 and $7,729 as of December 31, 2022, and 2021 respectively.

In December 2021, the Company entered into a financing agreement with Secure Transportation Inc. for the purchase of three used vehicles in the amount of $21,500. Note requires 12 equal payments of $1,900 with a calculated interest rates of 5% with the first payment December 15, 2021. Balance remaining in the amount of $0 and $19,615 as of December 31, 2022, and 2021 respectively.

On July 7, 2022, the Company entered into a buyout agreement with a shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company has accrued interest on December 31, 2022, of $49,035. Balance remaining in the amount of $2,697.

The following schedule details the loans active as of December 31, 2022, and 2021:

	2022	2021
Current Portion:
Notes and loans payable	$719,563	$127,615
Total Current Portion	719,563	127,615
Long term Portion:
Notes and loans payable	2,782,784	780,845
Total Long-term Portion	2,782,784	780,845
	$3,502,347	$908,460

NOTE 7 – STOCKHOLDERS’ EQUITY

On December 9, 2022, the Company executed a reverse merger agreement with AGSS resulting in significant adjustments to the equity section of both companies. The result of the merger was AGSS became the sole owner of the Company. Although the merger is dated December 9, 2022, for financial statement presentation purposes, we have presented the Equity Section as if the merger occurred in 2021.

The first significant impact on stockholders’ equity was the issuance of 90,000,000 AGSS shares to the shareholders of Ameriguard Security Services, Inc (the Company) in exchange for 1000 shares of the Company, adding a net increase in common shares outstanding of 89,999,000. Next was the cancelation and conversion of series 675,000 A-1 preferred shares held by AGSS on December 31, 2020. The final result in the total number of shares outstanding is 93,417,302.

The next part of stockholder’s equity impacted was Additional Paid-in Capital. The impact was a reduction of Paid-in Capital of $579,000. This reduction was caused by an $89,999 impact of issuing new shares, a $10,000 impact form the cancelation of preferred shares and finally the $500,000 cost of the Company’s purchase of AGSS, formally Heath Revenue Assurance Holdings, Inc.

There were two other transactions that impacted stockholders’ equity that occurred to the Company’s equity section relating to owner draws and the merger with a related company. As a part of the normal activity of the privately held Company, an S-Corp, shareholders were distributed funds accounted for as Owner Draws. The owner draw accounts were used primarily for taxes paid by the shareholders due to profits of the S-Corp being transferred to their personal returns along with some personal expenses and personal cash needs. For 2021, there was approximately $105,000 posted as Owner draw from historical balances of related party receivables. As part of the preparation for merger these inter-company balances were removed through the owner draw accounts. Total owner draw amounts were $473,238 and $62,824 for December 31, 2022, and 2021 respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of December 31, 2022, the company had 19 vehicles under lease. The lease agreement includes maintenance services along physical damage insurance. The term of the lease agreement varies based on the date vehicle were leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 9 – CONCENTRATION OF SALES

The company generated approximately $24,600,000 and $22,100.000 in guard service revenue for the years 2022 and 2021 respectively. Of the total guard service revenue, approximately 92% was earned from four federal contracts operated by the company. The contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027

●	Social security Administration, SSC	-	June 2022 through June 2027

●	Social Security Administration, WBDOC	-	June 2021 through July 2026

●	National Institute of Health- EPA	-	May 2020 through March 2025

NOTE 10 – LITIGATION AND CLAIMS

As of December 31, 2022, there was one employment issue pending. The issue involves a terminated employee alleging discrimination and wrongful termination. A lawsuit has not been filed only a demand letter has been presented. Management has been working with the attorneys to find a reasonable settlement to this dispute without going to trial. After several months of discussion and negotiation it appears that the complaint will be settled for $23,000. It is anticipated that an agreement may be reached by the end of March 2023.

Per Attorney letters received there are no other pending cases or legal matters.

NOTE 11 – INCOME TAXES

Prior to the merger the Company had elected, with the consent of its stockholders, to be treated as an S Corporation under the Internal Revenue Code. In lieu of corporate income taxes, the stockholders of an S Corporation are taxed on their proportionate share of the Company’s income. As a result of the merger on December 9, 2022, the S Corporation status ends, and the consolidated 2022 tax return will be filed as a standard corporation. However, due to the losses incurred during the tax year ending 2022, there will be no tax liability for 2022. Therefore, no provision for income taxes has been included in the accompanying financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On March 22, 2023, The Company was notified by the Contracting Officer of National Institute of Health-EPA our contract with them was not continuing and they were invoking the 45 days cancelation clause in the contract. As a result, the company will transition the closure of the contract on or about April 30, 2023. This will reduce on our annual revenue in the amount of approximately $5,122,000 in 2023, along with direct expenses that will be reduced by $4,650,000.

On March 23, 2023, the board of directors approved the purchase of TransportUS, Inc., a California Corporation, with a valuation of approximately $3.72 million, for $3 million. The purchase will be made with restricted common stock only based on market price at the date of closure. Estimated number of shares for purchase is to be 1.5 million. TransportUS Inc. has annual revenues of approximately $4,350,000 with operating net income potential of 10%.