Form 10-Q
period 2023-03-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2023-05-16
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2023

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

The number of outstanding shares of the registrant’s common stock on May 16, 2023, was 94,471,302.

Documents Incorporated by Reference: None.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

ii

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$444,337	$1,227,654
Accounts receivable, net (note 1)	2,007,810	1,869,268
Prepaid insurance	166,406	110,829
Related Party Receivable (note 3)	-	-
Total Current Assets	2,618,553	3,207,751

Other Non-Current Assets
Fixed assets, net depreciation (note 4)	269,049	298,806
Operating Lease	302,695	302,695
Total Non-Current Assets	571,744	601,501

Total Assets	$3,190,297	$3,809,252

Liabilities
Current Liabilities
Accounts payable	$759,009	761,515
Accrued Interest Due (note 6)	70,335	49,035
Accrued Payroll	733,172	737,143
Payroll liability - Pension (note 5)	281,582	453,965
Current portion of notes payable (note 6)	719,563	719,563
Total Current Liabilities	2,563,661	2,721,221

Long Term Liabilities
Long term portion of notes payable (note 6)	2,764,385	2,782,784
Operating Lease	294,387	294,387
Total Liabilities	5,622,433	5,798,393

Stockholders’ equity
Common stock, $.001 par value, 94,471,302 shares issued and outstanding at December 31, 2022 and 2021 (Note 7)	158,346	158,346
Retained earnings/(defecit)	(2,590,482)	(2,147,486)
Total Stockholders’ Equity	(2,432,136)	(1,989,140)
Total Liabilities and Stockholders’ Equity	$3,190,297	$3,809,252

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ending March 31, 2023 and 2022

	2023	2022
Revenue
Security Services	$6,041,726	$5,717,559
Other related income	59,374	58,159
Total Revenue	6,101,100	5,775,718

Cost of Services
Salaries and related taxes	3,876,865	3,531,867
Employee benefits	580,102	733,020
Sub-Contractor payments	890,459	856,370
Guard training	116,262	51,667
Vehicles and equipment expenses	51,988	45,828
Total Cost of Services	5,515,676	5,218,752

Gross Margin	585,424	556,966

Operating Expenses
Salaries, payroll taxes and benefits	385,195	219,843
Vehicle expense	82,659	109,865
Professional services	175,608	104,259
Cellular services	27,666	24,685
General liability insurance	27,788	25,554
Advertising and marketing	33,744	28,870
General and administrative expenses	178,004	101,968
Loan interest	40,922	11,653
Depreciation expense	8,334	11,094
Total Operating Expenses	959,920	637,791

Net Income/(Loss) from Operations	(374,496)	(80,825)

Other Income (Expenses)
Other Income	-
Other (Expense)	(68,500)	(62,600)
Total Other Income	(68,500)	(62,600)

Net Income/(loss) before Income Taxes	(442,996)	(143,425)

Income tax expense	-	-

Net Income/(loss)	$(442,996)	$(143,425)

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0047)	$(0.0015)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,417,302	93,417,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSPIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ending March 31, 2023

	Common Stock		Preferred Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2022	93,417,302	$158,346	-	$-	$6,012,095	$(8,159,580)	$(1,989,140)

Net loss for the period		-		-	-	(442,996)	(442,996)

Balance, March 31, 2023	93,417,302	$158,346	-	$-	$6,012,095	$(8,602,576)	$(2,432,136)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

STATEMENTS OF CASH FLOWS

	For the Three Months Ending
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net Income/(Loss)	$(442,996)	$(143,425)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	(138,543)	(336,627)
Prepaid insurance	(55,577)	26,795
Depreciation	8,334	11,094
Accounts payable	(6,475)	311,438
Accrued Interest	21,300	-
Accrued Payroll	-	-
Payroll liability - Pension	(172,385)	(184,047)
Net Cash (Used)/provided in Operating Activities	(786,341)	(314,771)

Cash Flows Used from Investing Activities
Purchase of fixed assets	-	-
Building improvements	28,890	(86,075)
Equipment	(7,468)
Loan principle payments	(18,399)	(220,436)
Net Cash Used by Investing Activities	3,023	(306,511)

Cash Provided from Financing Activities
Net adjustments, Equity	-	(12,137)
Net Cash Provided by Financing Activities	-	(12,137)

Net Increase (Decrease) in Cash	(783,318)	(633,420)
Cash at Beginning of Period	1,227,654	2,129,801
Cash at End of Period	$444,337	$1,496,382

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$40,922	$11,653

Supplemental disclosure of non-cash financing activities:
Operating leases - right of use asset	$302,695	$-
Operating leases - lease liability	$294,387	$-

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

Other risks to operations consist of State and Federal regulations, staffing shortages, accelerating inflation, and overall business environment issues we cannot foresee.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2023, and December 31, 2022, the Company had cash and cash equivalents totaling $444,879 and $1,227,654 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over ninety percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of March 31, 2023, and December 31, 2022, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

Revenue Recognition

We recognize revenue when the Invoice for contracted services is issued as stipulated by the contract. Other services provided are recognized at the time the service is provided. Ninety eight percent of revenues are billed monthly and recognized in the month the services were provided. Refunds and returns, which are minimal, are recorded as a reduction of revenue. The Company has not recorded a reserve for returns on March 31, 2023, or 2022 since it does not believe such returns will be material.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2023 and December 31, 2022, due to the short-term nature of these instruments.

NOTE 3 – RELATED PARTY RECEIVABLE

On July 7, 2021, the company has entered into an agreement to purchase 100% of the Preferred A-1 Stock of Health Revenue Assurance Holdings, Inc. a SEC registered company for $5000,000. In March 2022, Health Revenue Assurance Holdings, Inc. name was changed to Ameriguard Security Services Inc. (AGSS). On December 9, 2022, we signed the definitive merger agreement initiating a reverse merger with AGSS, resulting in the Company becoming a 100% owned subsidiary of AGSS. Prior to the merger, the Company funded the operational expenses of AGSS and treated these expenses as related party expenses. These expenses we eliminated when the two companies were consolidated for the financial statement presentation.

The receivable balances on March 31, 2023, and December 31, 2022, were $57,971. Related party receivables are eliminated upon consolidation.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following on March 31, 2023, and December 31, 2022:

	2023	2022
Leasehold Improvements	195,241	224,132
Machinery and Equipment	285,551	278,551
Vehicles	110,742	110,274
Total Fixed Assets	591,534	612,957
Accumulated Depreciation	(322,485)	(314,151)
Fixed Assets, Net	$269,049	$298,806

NOTE 5 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on March 31, 2023, and December 31, 2022, for all plans were $281,582 and $453,965 respectively.

NOTE 6 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out the Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. Interest rate on March 31, 2023, and December 31, 2022, was 10.75% and 9% respectively. Balance remaining on the SBA loan was $804,387 and $785,988 as of March 31, 2023, and December 31, 2022, respectively.

On July 7, 2022, the Company entered into a buyout agreement with a shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal instalments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company has accrued interest on March 31, 2022, of $70,335. Balance remaining in the amount of $2,697,960.

The following schedule details the loans active as of March 31, 2023, and December 31, 2022:

	2023	2022
Current Portion:
Notes and loans payable	$719,563	$719,563
Total Current Portion	719,563	719,563
Long term Portion:
Notes and loans payable	2,764,385	2,782,784
Total Long-term Portion	2,764,385	2,782,784
	$3,483,948	$3,502,347

NOTE 7 – STOCKHOLDERS’ EQUITY

From December 31, 2022, to March 31,2023 the only impact to equity was the net loss for the period of $442,996.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of March 31, 2023, the company had 19 vehicles under lease. The lease agreement includes maintenance services. The term of the lease agreement varies based on the date vehicle were leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 9 – CONCENTRATION OF SALES

The company generated approximately $6,000,000 and $5,700,000 in guard service revenue for the three-month ending March 31, 2023 and 2022 respectively. Of the total guard service revenue, approximately 92% was earned from four federal contracts operated by the company. The contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027

●	Social security Administration, SSC	-	June 2022 through June 2027

●	Social Security Administration, WBDOC	-	June 2021 through July 2026

●	National Institute of Health- EPA	-	May 2020 through May 2023

NOTE 10 – LITIGATION AND CLAIMS

As of December 31, 2022, there was one employment issue pending. The issue involves a terminated employee alleging discrimination and wrongful termination. A lawsuit has not been filed only a demand letter has been presented. Management has been working with the attorneys to find a reasonable settlement to this dispute without going to trial. After several months of discussion and negotiation it appears that the complaint will be settled for $23,000. As of March 31, 2023, the final agreement was signed which pays out the $23,000 settlement in three monthly installments starting May 15, 2023 Per Attorney letters received there are no other pending cases or legal matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

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

Prior to and after the merger AGSS has been working on developing the leadership team needed. We have in place a CEO with 20 years of experience in our industry and who has been very successful in the government contracting market. Our CFO has over 35 years of business finance experience, the last 15 of which he has been focusing on organizational development consulting across multiple industries, and an Operations team on the east coast managing IT and our federal contracts. We have a Board of Directors with Wall Street and government security experience making us well positioned to aggressively grow the business.

Results of Operations for the three months ending March 31, 2023

Revenues and Cost of Goods Sold

The first quarter of 2023 experienced a 5.6% increase of approximately $325,000 in overall revenue over the previous year. The majority of which was from federal contracts and commercial services in the amount of approximately $288,000 and the remaining increase from training revenue. The contract services revenue increase was the result of monthly fee increases within the four existing contracts operated during both quarters. As the costs of labor increases within the unionized contract so does the revenue. For the Commercial operations we saw a significant increase in demand for services, specifically our patrol services. Patrol services solve the problem of delayed police response. Our patrol officers respond to all alarms regardless of cause within 15 minutes of activation. This is a cost effect way for businesses to have protection without the high expense of a posted guard. This is an area of service we are continuing to expand.

Like other professional service industries most of the expense is direct labor and the expenses associated with that labor. We are not an exception. Our direct expenses average around 90% of revenues. Total cost of services increased approximately $232,300 in 2023 over 2022, and that increase is expected in relation to the revenue increase in 2023 as previously discussed.

Operating Expenses and Other Expense

Operation expenses, overhead expenses, increased in 2023 over 2022 by approximately $385,000. Nearly half of that increase, 42%, was in administrative salaries and related payroll expenses, of approximately $165,000. As part of the reverse merger preparations, we added to our administrative team a full-time CFO, an HR Management team and an Operations Management team along with the necessary support positions in payroll and accounting. We also experienced an increase in professional fees of approximately $70,000. These increases relate to the preparations for the merger and the following corporate expansion. We have established an administrative team with the capacity available to take the company to annual sales of $200 million and beyond.

The remaining increase in operations expenses varied between various expense accounts with both increases and decreases in total expense. Most of which were minor, yet the combined total is approximately $150,000. Some categories of expense that experienced some sizable increase were loan interest in the amount of $29,200, training expense in the amount of $64,000 to name two of the significant accounts.

At this time, our operating structure and current level of expense can handle several times more revenue with minor increases to our operating overhead expenses. This allows the entire gross profit of any new contract or company acquisition to go straight to the bottom line, providing a consistent return on investment.

Net (Loss) from Operations

Net loss in the first quarter of 2023 was approximately $441,000. An increase over the loss in 2022 of approximately $298,000. As previously mentioned, our operational structure that drives theses costs has excess capacity in anticipation of significant growth via new contracts or more specifically, company acquisitions. This allows additional revenue to go directly to our bottom line (see moving forward comments).

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from long term debt financing. During the three months ending March 31, 2023, operations generated net decrease in cash of approximately $441,000 while cash used from general operations was approximately $344,000. The majority of the operational cash used was due to an increase in accounts receivable of approximately $138,000 and payments to pension liabilities of approximately $172,000. The net decrease in cash for period was approximately $783,000.

On March 31, 2023, the Company had cash on hand of $444,879, with total current assets of $2,619,095.

Moving Forward

During the past twenty-one months we have been working to get to where we are today. It has been difficult and expensive to get to this point of being a public company with the corporate structure, systems and team that can expand our business with increasing profitability. These costs have had a negative impact on our bottom line, yet we now in a position to execute our plans. Our current overhead expense structure has the capacity to manage ten times the revenues from one of two strategic sources. We are confident that our future is profitable.

Our first source is to continue down our historical path of seeking out contracts that meet our sweet spot and bidding with hope of successful award. However, this path is time consuming and isn’t a guarantee of the growth we desire and is outside of our control.

Our second source of growth is merger and acquisition. Now that we have the capital market available to us and our industry is positioned for long term growth, now is the time. The security industry continues to grow in opportunity, and at the same there’s a lot of consolidation occurring. As a top tier company in the industry, we can be a company acquiring others and quickly triple our revenues with one or two key acquisitions. After which we could see all the gross profit from those companies going directly to our bottom line. The returns would be quick and significant.

There are also acquisition opportunities in several other industries that fit our business model. Those include transportation, cyber security, private security, ammunition manufacturing, and surveillance to mention a few. At the March 23, 2023, board meeting, the board approved the acquisition of TransportUS Inc. A company valued at $3.72 million with 3 million shares issued to Lawrence Garcia, sole owner of the company. Shares will be issued in two phases. 1.5 million shares issued at close, with the remaining 1.5 million shares issued upon completion of a major contract renewal. We are very pleased to add this company to our family of companies and look forward to more acquisitions in 2023.

The Company has begun the process of our first equity raise to recover our expended working capital and position the Company for future acquisitions. We anticipate the equity raise to be completed in the third quarter.

Management is very positive regarding profitable operations for the next twelve months based on the following:

●	AGSS operates in a growing industry.

●	The security industry is recession proof.

●	There are over 8,000 security companies operating in our market, with 50% available for acquisition.

●	Our management team, Board of Directors and supporting equity professionals can get the job done.

●	We have been and will continue to be a company that is very conservative with our resources and will use every possible dollar provide strength and good return to our investors.

●	We are in it for the long haul.

●	We make profits the old fashion way, hard work.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to a weakness in our internal control over financial reporting discussed below.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of March 31, 2023 due to the same weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff to separate duties between different individuals. The Company plans to address these weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weakness.

As of March 31, 2023, we did not maintain effective controls over the control environment. The Board of Directors has not established an audit committee as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2023, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO. Management believes that the weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management will further recruit qualified individuals, establish an audit committee, and ensure that board members have current and pertinent financial experience.

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

ITEM 1. LEGAL PROCEEDINGS

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

In the second quarter of 2022 the Company did receive a demand letter from a terminated employee’s lawyer. The demand letter claimed the employee experienced discrimination and wrongful termination. This issue was handled by the Company’s labor attorney and after review and negotiation it was settled out of court in March of 2023 in the amount of $23,000. No other legal issues or court filings are active at this time.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Date: May 16, 2023	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: May 16, 2023	By:	/s/ Michael Goossen
		Name:	Michael Goosen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2023

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