Form 10-K/A
period 2022-12-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2023-05-24
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Our Industry

Security guard and related services in the US is comprised of over 11,000 companies and 900,000 officers. We compete with top firms, such as Allied Universal, Securitas, G4S and Prosegur Security, which control the majority of the industry.. Ameriguard’s approximately $24.6 million in annual revenue places it in a strong competitive position.

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

Net Income/(Loss) from Operations

We had a net loss of $74,003 in the year ending December 31, 2022. The Company had a net income of $128,038 in the year ending December 31, 2021. The decrease in the Company’s income can be attributed to the increase in expenses we incurred in the year ended December 31, 2022. Our operational structure that drives these costs has excess capacity in anticipation of significant growth via new contracts or more specifically, company acquisitions. This allows additional revenue to go directly to our bottom line (see moving forward comments).

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from long-term debt financing. During the year ended December 31, 2022, operations generated net cash increase of approximately $223,500 while cash used from investing activities during the same period was approximately $266,600, with cash used from financing activities was approximately $859,000. The Company did not receive and proceeds from long term debt in 2022. The net decrease in cash for 2022 was approximately $902,000.

The main use of cash from financing activities was the first payment to shareholder from the shareholder buyout agreement signed in July 2022 in the amount of $686,990, as previously discussed. Other finance activities usage was SBA loan payments of $180,000 and owner distributions before merger in the amount of $63,000. The main use of cash in investing activities were office remodel expenses. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. The interest rate on December 31, 2022, was 9%. Additional information is found in Note 6 of the notes to the financial statements.

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

Our second source of growth is merger and acquisition. Now that we have the capital market available to us and our industry is positioned for long term growth, now is the time. The security industry continues to grow in opportunity, and at the same there’s a lot of consolidation occurring. , We plan to be the company acquiring others and quickly doubling our revenues with one or two key acquisitions. After which we could see all the gross profit from those companies going directly to our bottom line.

There are also potential acquisition opportunities in several other industries that could fit our business model. Those include transportation, cyber security, private security, ammunition manufacturing, and surveillance.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2022, and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and 2021, together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of this report.

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

AMERIGUARD SECURITY SERVICES, INC.

Date: May 19, 2023	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: May 19, 2023	By:	/s/ Michael Goossen
		Name:	Michael Goosen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

Exhibit No.	Description
3.1	Certificate of Incorporation of AMERIGUARD SECURITY SERVICES, INC., as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2022).

3.2	Amended and Restated By-Laws of AMERIGUARD SECURITY SERVICES, INC. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2022).

3.3	Articles of Incorporations AmeriGuard Security Services, Inc. (AmeriGuard) (California) (incorporated by reference to Exhibit 3.3 to the Form 8-K filed on December 14, 2022).

3.4	Bylaws AGS, Inc. (AmeriGuard) (California) (incorporated by reference to Exhibit 3.4 to the Form 8-K filed on December 14, 2022).

21.1*	Subsidiaries of the Company- Ameriguard Security Services, Inc. (California)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Exhibits filed herewith.

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

Lakewood, CO

May 19, 2023

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

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net Income/(Loss)	$(428,458)	$94,115
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	345,929	(23,372)
Prepaid insurance	(2,945)	(32,949)
Accounts payable	343,172	33,742
Accrued Interest	49,035	-
Accrued Payroll	79,402	75,693
Payroll liability - Pension	(162,614)	77,237
Net Cash (Used)/provided in Operating Activities	223,521	224,466

Cash Flows (Used)/Provided from Investing Activities
Purchase of fixed assets	(6,043)	(24,552)
Building improvements	(224,132)	-
Depreciation	42,927	52,273
Operating lease liability	(79,358)	-
Net Cash Used by Investing Activities	(266,606)	27,721

Cash (Used)/Provided from Financing Activities
Secure Transportation vehicle loan	-	21,500
Purchase of Shell Corporations - AGSS	-	(500,000)
Payment for Shareholder buyout	(686,990.00)	-
Loan principle payments	(180,298)	(227,097)
Owner distributions	(62,824)	(473,238)
Operating lease asset	71,049	-
Net Cash Provided by Financing Activities	(859,063)	(1,178,835)

Net Increase (Decrease) in Cash	(902,148)	(926,648)
Cash at Beginning of Period	2,129,801	3,056,449
Cash at End of Period	$1,227,653	$2,129,801

Supplemental Cash Flow Information:
Income Taxes Paid	$10,350	$33,923
Interest Paid	$105,826	$59,439
Supplemental disclosure of non-cash financing activities:
Shareholder Loan	$3,384,950
Operating leases - right of use asset	$302,695
Operating leases - lease liability	$294,387

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

Other risks to operations consist of State and Federal regulations, accelerating inflation, and overall business environment issues we cannot foresee.

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

We have leased vehicles that are classified as operating leases per the guidelines. The Statement of Cash Flows reflects the implementation of this guideline in two ways. Both as transactions that affected cash flow and non-cash financing activities. The change in the operating lease liability of ($79,358) is the difference of the total liability of our lease ($373,745) from the total liability balance of ($294,387) as of December 31,2022. The change in operating lease asset of $71,049 is the net of the total asset of the leases ($373,745) and the remaining asset balance of $302,695 as of December 31, 2022.

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

The receivable balances on December 31, 2022, and 2021 were $57,971 and $10,596 respectively. Balances adjusted to zero as a result of consolidation.

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

On March 23, 2023, the board of directors approved the purchase of TransportUS, Inc. While the Company explored the purchase of TransportUS, Inc., owned by Lawrence Garcia, the board of directors has determined, following due diligence, that TransportUS, Inc. is not current ready for acquisition at this time. We have therefore abandoned such undertaking for the foreseeable future.