Form 10-Q
period 2023-06-30
AMERIGUARD SECURITY SERVICES, INC.
filed 2023-08-14
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2023

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

The number of outstanding shares of the registrant’s common stock on August 14, 2023, was 94,471,302.

Documents Incorporated by Reference: None.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$2,990,014	$1,227,654
Accounts receivable, net (note 1)	1,408,266	1,869,268
Prepaid insurance	132,045	110,829
Related Party Receivable (note 3)	-	-
Total Current Assets	4,530,325	3,207,751

Other Non-Current Assets
Fixed assets, net depreciation (note 4)	288,477	298,806
Operating Lease	302,695	302,695
Total Non-Current Assets	591,172	601,501
Total Assets	$5,121,497	$3,809,252

Liabilities
Current Liabilities
Accounts payable	$1,172,116	761,515
Accrued Interest Due (note 6)	91,635	49,035
Accrued Payroll	732,364	737,143
Payroll liability - Pension (note 5)	345,140	453,965
Current portion of notes payable (note 6)	719,563	719,563
Total Current Liabilities	3,060,818	2,721,221

Long Term Liabilities
Long term portion of notes payable (note 6)	2,746,075	2,782,784
Operating Lease	294,387	294,387
Total Liabilities	6,101,280	5,798,393

Stockholders’ equity
Common stock, $.001 par value, 94,471,302 shares issued and outstanding at June 30, 2023 and 2022	158,346	158,346
Retained (deficit)	(1,138,129)	(2,147,486)
Total Stockholders’ Deficit	(979,783)	(1,989,140)
Total Liabilities and Stockholders’ Equity	$5,121,497	$3,809,252

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ending June 30, 2023 and 2022

	2023	2022
Revenue
Security Services	$11,068,409	$11,751,908
Other related income	117,389	115,974
Total Revenue	11,185,798	11,867,882

Cost of Services
Salaries and related taxes	7,675,360	7,205,687
Employee benefits	1,566,148	1,496,612
Sub-Contractor payments	1,331,446	1,703,987
Guard training	104,041	111,985
Vehicles and equipment expenses	106,785	99,652
Total Cost of Services	10,783,780	10,617,923

Gross Margin	402,018	1,249,959

Operating Expenses
Salaries, payroll taxes and benefits	836,457	470,077
Vehicle expense	192,693	226,741
Professional services	249,266	188,226
Cellular services	58,492	53,870
General liability insurance	108,088	51,108
Advertising and marketing	60,097	53,852
General and administrative expenses	430,810	262,573
Loan interest	97,862	24,628
Depreciation expense	18,834	22,188
Total Operating Expenses	2,052,600	1,353,263

Net Income/(Loss) from Operations	(1,650,582)	(103,304)

Other Income (Expenses)
Other Income	3,302,312	23,982
Other (Expense)	(642,373)	(170,935)
Total Other Income (Expense)	2,659,939	(146,953)

Net Income/(loss) before Income Taxes	1,009,357	(250,257)

Income tax expense	-	-

Net Income/(loss)	$1,009,357	$(250,257)

Net Income/(loss) per Common Share - Basic and Diluted	$0.0108	$(0.0027)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,417,302	93,417,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSPIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ending June 30, 2023

	Common Stock		Preferred Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2022	93,417,302	$158,346	-	$-	$6,012,095	$(8,159,580)	$(1,989,140)

Net Income for the period		-		-	-	1,009,357	$1,009,357

Balance, March 31, 2023	93,417,302	158,346	-	-	$6,012,095	$(7,150,223)	$(979,783)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

STATEMENTS OF CASH FLOWS

	For the Six Months Ending
	June 30,	June 30,
	2023	2022
Cash Flows from Operating Activities
Net Income/(Loss)	$1,009,357	$(250,257)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	462,002	(121,650)
Prepaid insurance	(21,215)	(9,171)
Depreciation	18,834	47,465
Accounts payable	405,822	329,744
Accrued Interest	42,600	-
Accrued Payroll		-
Payroll liability - Pension	(108,825)	(102,571)
Net Cash (Used)/provided in Operating Activities	1,807,575	(106,440)

Cash Flows Used/(Provided) from Investing Activities
Building improvements	(505)	(122,226)
Equipment	(8,000)	(25,535)
Sales of Vehicle	-	21,500
Net Cash Used by Investing Activities	(8,505)	(126,261)

Cash Provided/(Used) from Financing Activities
Loan principle payments	(36,709)	(45,677)
Net adjustments, Equity	-	(125,316)
Net Cash Provided by Financing Activities	(36,709)	(170,993)

Net Increase (Decrease) in Cash	1,762,360	(403,693)
Cash at Beginning of Period	1,227,654	2,129,801
Cash at End of Period	$2,990,014	$1,726,108

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$97,862	$24,628

Supplemental disclosure of non-cash financing activities:
Operating leases - right of use asset	$302,695	$-
Operating leases - lease liability	$294,387	$-

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On July 7, 2021, the Company, entered into an agreement to gain 100% control of Health Revenue Assurance Holdings, Inc (HRAA) a public corporation, incorporated in Nevada, by the purchase of 10,000,000 shares of Preferred A-1 Stock from the seller, Custodian Ventures LLC. The purchase of HRAA allowed the Company to begin plans to consummate a reverse merger with HRAA becoming a wholly owned subsidiary of a public company. In March of 2022, a Certificate of Amendment was filed with the Nevada Secretary of State, changing the name of HRAA, to Ameriguard Security Services, Inc. (AGSS). Shortly thereafter, a stock name and ticker change report were filed with the SEC and the stock ticker of HRAA was changed to AGSS.

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

The company receives over 86% of its total revenue from four Federal contracts as described in Note 9 below. These contracts have specific terms, typically five years with the opportunity for extension, but there are no assurances they will be extended. Although we have had several extended in the past, there is no guarantee this will again happened in the future. However, there are significant direct expenses for each contract that also are removed from operations at the end of a contract. As a result, the revenue lost from a completed contract does not affect the bottom-line profits in an amount equal to the revenue lost. The actual net income impact depends on the contract.

The process required to acquire a government contract takes several months to complete prior to delivery of the proposal to the contracting agency. Due to the time span required to prepare a proposal and winning the contract is not guaranteed, the company maintains a department of individuals who monitor and write proposals for all government contracts that become open for bid on a continuing basis. It is important to the company that new contracts are acquired consistently to maintain and grow annual revenue.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2023, and December 31, 2022, the Company had cash and cash equivalents totaling $2,970439 and $1,227,654 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over 86% percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of June 30, 2023, and December 31, 2022, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

Revenue Recognition

We recognize revenue when the Invoice for contracted services is issued as stipulated by the contract. Other services provided are recognized at the time the service is provided. Ninety eight percent of revenues are billed monthly and recognized in the month the services were provided. Refunds and returns, which are minimal, are recorded as a reduction of revenue. The Company has not recorded a reserve for returns on June 30, 2023, or 2022 since it does not believe such returns will be material.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2023 and December 31, 2022, due to the short-term nature of these instruments.

NOTE 3 – RELATED PARTY RECEIVABLE

On July 7, 2021, the company entered into an agreement to purchase 100% of the Preferred A-1 Stock of Health Revenue Assurance Holdings, Inc. a SEC registered company for $500,000. In March 2022, Health Revenue Assurance Holdings, Inc. name was changed to Ameriguard Security Services Inc. (AGSS). On December 9, 2022, we signed the definitive merger agreement initiating a reverse merger with AGSS, resulting in the Company becoming a 100% owned subsidiary of AGSS. Prior to the merger, the Company funded the operational expenses of AGSS and treated these expenses as related party expenses. These expenses we eliminated when the two companies were consolidated for the financial statement presentation.

The receivable balances on June 30, 2023, and December 31, 2022, were $57,971. Related party receivables are eliminated upon consolidation.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following on June 30, 2023, and December 31, 2022:

	2023	2022
Leasehold Improvements	224,637	224,132
Machinery and Equipment	286,551	278,551
Vehicles	110,742	110,274
Total Fixed Assets	621,426	612,957
Accumulated Depreciation	(332,985)	(314,151)
Fixed Assets, Net	$288,477	$298,806

NOTE 5 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on June 30, 2023, and December 31, 2022, for all plans were $345,140 and $453,965 respectively.

NOTE 6 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out the Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. Interest rate on June 30, 2023, and December 31, 2022, was 10.75% and 9% respectively. Balance remaining on the SBA loan was $767,678 and $785,988 as of June 30, 2023, and December 31, 2022, respectively.

On July 7, 2022, the Company entered into a buyout agreement with a shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal instalments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company has accrued interest on June 30, 2023, of $91,635. Balance remaining in the amount of $2,697,960.

The following schedule details the loans active as of June 30, 2023, and December 31, 2022:

	2023	2022
Current Portion:
Notes and loans payable	$719,563	$719,563
Total Current Portion	719,563	719,563
Long term Portion:
Notes and loans payable	2,746,075	2,782,784
Total Long-term Portion	2,746,075	2,782,784
	$3,465,638	$3,502,347

NOTE 7 – STOCKHOLDERS’ EQUITY

From December 31, 2022, to June 30,2023 the only impact to equity was the Net Income for the period of $1,030,950.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of June 30, 2023, the company had 19 vehicles under lease. The lease agreement includes maintenance services. The term of the lease agreement varies based on the date vehicle were leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 9 – CONCENTRATION OF SALES

The company generated approximately $10,972,000 and $11,709,000 in guard service revenue for the six-month ending June 30, 2023 and 2022 respectively. Of the total guard service revenue, approximately 87% was earned from four federal contracts operated by the company. The contracts, their respective terms and approximate revenues are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Six-month revenue - $2,770,000

●	Social security Administration, SSC	-	June 2022 through June 2027 Six-month revenue - $1,511,000

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Six-month revenue - $2,770,000

●	National Institute of Health- EPA	-	May 2020 through May 2023 Six-month revenue - $2,904,000

NOTE 10 – OTHER INCOME (EXPENSE)

The company received an Employee Retention Tax Credit of (ERTC) payment of $3,288,000 from the tax year 2021. The company also experienced a related expense of approximately $473,000 for professional services related to the ERTC filing.

NOTE 11 – LITIGATION AND CLAIMS

As of December 31, 2022, there was one employment issue pending. The issue involves a terminated employee alleging discrimination and wrongful termination. A lawsuit has not been filed, only a demand letter has been presented. Management has been working with the attorneys to find a reasonable settlement to this dispute without going to trial. After several months of discussion and negotiation it appears that the complaint will be settled for $23,000. As of March 31, 2023, the final agreement was signed which pays out the $23,000 settlement in three monthly installments starting May 15, 2023, Per Attorney letters received there are no other pending cases or legal matters.

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

Results of Operations for the six months ending June 30, 2023

Revenues and Cost of Goods Sold

For the first six months of 2023 AGSS experienced a 5.4% decrease of approximately $683,500 in overall revenue over the previous year. The was a decline in federal contracts, in the amount of approximately $846,000, with an increase in commercial services in the amount of approximately $162,500. The contract services revenue decrease was the result of the National Institute of Health- EPA contract ending mid-May and the Social Security Administration, WBDOC contract reducing total hours in 2023 over 2022. For the Commercial operations the increase was due to additional demand for services, along with the reorganization of duties allowing for one of the managers to focus on sales. We are experiencing a continued demand for our services and expect the growth in the commercial service revenues to continue.

Like other professional service industries most of the expense is direct labor and the expenses associated with that labor. We are not an exception. Our direct expenses average around 90% of revenues. However, during the first 6 months of 2023 we saw that cost increase to 96% of revenue. This increase is due to labor shortages resulting in an increase in overtime paid to contract guards. Total labor cost of services increased approximately $165,800 in 2023 over 2022. We have increased recruitment activities and are working with the staff to address the overtime expenses.

Other Related Income

Other income increased in 2023 slightly compared to 2022, by approximately $1,400.

Operating Expenses

Operation expenses, overhead expenses, increased in 2023 over 2022 by approximately $700,000. Slightly more than half of that increase was in administrative salaries and related payroll expenses, of approximately $366,000. As part of the reverse merger preparations, we added to our administrative team a full-time CFO, an HR Management team and an Operations Management team along with the necessary support positions in payroll and accounting. We also experienced an increase in professional fees of approximately $65,000. These increases relate to the preparations for the merger and the following corporate expansion. We have established an administrative team with the capacity available to take the company to annual sales of $200 million and beyond.

The remaining increase in operations expenses fall into a few general categories. One such category is expenses related to public company operations incurred in 2023 and not in 2022. The total of these expenses is approximately $100,200. Another category of expenses is that of loan fees which increased by approximately $120,000 over 2022. The majority of this increase is from the shareholder buyout loan of $73,000 of accrued interest. The final category of general operational expenses such as rent, general liability insurance, marketing, guard training, increased approximately $135,000.

At this time, our operating structure and current level of expense can handle several times more in revenue with minor increases to our operating overhead expenses. This allows the entire gross profit of any new contract or company acquisition to go straight to the bottom line, providing a consistent return on investment. However, due to a delay in our initial capital raise, management is taking steps to reduce costs over the next 6 months.

Other Income (Expense)

Other income increased in 2023 significantly compared to 2022, by approximately $3,278,000. This increase was attributable to the receipt of an Employee Retention Tax Credit (ERTC) payment of $3,288,033 and related interest in the amount of $129,800, from tax year 2021. This is a one-time credit. Funds have been set aside to cover related income taxes and debt coverage for the 2023 year. The remaining cash will be utilized for operations.

Net Income

Net income for the first six months of 2023 was $1,009,357. An increase over the loss in 2022 of $250,257. The net income increase was the direct result of the ERTC reviewed in the above section Other Income (Expense). Operationally Net Income declined during this period due to expenses incurred in 2023 relating to the management of the public company not incurred in 2022. As previously mentioned, our operational structure that drives these costs has excess capacity in anticipation of significant growth via new contracts or more specifically, company acquisitions. This allows additional revenue to go directly to our bottom line (see moving forward comments).

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from long-term debt financing. During the six months ending June 30, 2023, operations generated net increase in cash of approximately $1,762,000 resulting from the ERTC money received in June. While cash provided by general operations was approximately $1,807,000. While cash used for investing and financing activities total approximately $45,000.

On June 30, 2023, the Company had cash on hand of $2,990,014, with total current assets of $4,530,325.

Moving Forward

During the past twenty-four months we have been working to get to where we are today. It has been challenging and expensive to get to this point of being a public company with the corporate structure, systems and team that can expand our business with increasing profitability. These costs have had a negative impact on our bottom line, but we are now in a position to execute our plans. Our current overhead expense structure has the capacity to manage ten times the revenues from one of two strategic sources. We are confident that our future will be profitable.

Our first source is to continue down our historical path of seeking out contracts that meet our criteria and bidding with the hope of winning the a contracts.

Our second source of growth will be through mergers and acquisitions. Now that we have the capital market available to us and our industry is positioned for long term growth, now is the time. Current projections have us completing our initial equity raise by mid-November of this year. The security industry continues to grow in opportunity, and the industry is prime for consolidation.. As a top tier company in the industry, we want to position ourselves to acquire others and quickly grow our revenues significantly with one or two key acquisitions. With our current structure in place, the acquired company’s gross profits can directly impact our bottom line as we will be able to cut certain operational costs of these companies. The returns could be significant.

There are also acquisition opportunities in several other industries that fit our business model. Those include transportation, cyber security, private security, ammunition manufacturing, and surveillance to mention a few. We are actively looking at companies that meet our investment criteria of profitability and positive cash flow.

Management is very positive about achieving profitable operations in the next twelve months based on the following:

●	AGSS operates in a growing industry.

●	The security industry is favorably positioned, even in a recession.

●	We will complete our initial equity raise providing the funds necessary to acquire key companies.

●	There are over 8,000 security companies operating in our market, with 50% available for acquisition.

●	Our management team, Board of Directors and supporting equity professionals can get the job done.

●	We have been and will continue to be a company that is very conservative with our resources and will use every possible dollar provide strength and good return to our investors.

●	We are in it for the long haul.

●	We make profits the old fashion way, hard work.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to a weakness in our internal control over financial reporting discussed below.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of June 30, 2023, due to the same weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire the necessary support staff to separate duties between different individuals. The Company plans to address these weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weakness.

As of June 30, 2023, we did not maintain effective controls over the control environment. The Board of Directors has not established an audit committee as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2023, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO. Management believes that the weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal and properly overseen by the CFO and CEO. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management will further recruit qualified individuals, establish an audit committee, and ensure that board members have current and pertinent financial experience.

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

AMERIGUARD SECURITY SERVICES, INC.

Date: August 14, 2023	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: August 14, 2023	By:	/s/ Michael Goossen
		Name:	Michael Goosen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Six Months Ended June 30, 2023

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