Form 10-K/A
period 2022-12-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2023-09-15
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 2 to

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

Under the AGSS Merger Agreement, One Hundred Percent (100%) of the ownership interest of Ameriguard was exchanged for an aggregate of 90,000,000 shares of common stock of AGSS issued to the Majority Shareholders and the Minority Shareholders, in accordance with the AGSS Merger Agreement (the “AGSS Merger”). Also, as part of the AGSS Merger, Ameriguard cancelled the 10,000,000 shares of Series A-1 Preferred Stock it had purchased from Custodian Ventures, LLC. The former stockholders of Ameriguard acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. Lawrence Garcia currently owns 86.26% of the issued and outstanding voting stock of the Company and will be able to exert significant influence and control over the Company for the foreseeable future.

We have 10,000,000 authorized and designated Series A-1 Preferred Stock which are entitled to seventy-two (72) votes per share of Series A-1 Preferred Stock on all matters on which stockholders may vote. While we currently have no such shares issued and outstanding, the voting rights afforded these Series A-1 Preferred Stock would give any future holders a disparate voting interest and allow them to potentially exert control over the actions of the Company.

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

Currently we have four federal contracts that approximate 87% of our total guard service revenue for the year ended December 31,2022. All federal contracts are awarded with a term of 5 years, with annual renewals. At the end of each contract year the government has the option to renew, cancel or renegotiate. Our four contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $3.145M

●	Social security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $4.932M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $5.838M

●	National Institute of Health- EPA	-	May 2020 through March 2023 Annual Revenue of approx. $7.514M

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

AMERIGUARD SECURITY SERVICES, INC.

Date: September 15, 2023	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: September 15, 2023	By:	/s/ Michael Goossen
		Name:	Michael Goosen
		Title:	Chief Financial Officer
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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

May 19, 2023

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$1,227,654	$2,129,801
Accounts receivable, net (note 1)	1,869,268	2,215,197
Prepaid insurance	110,829	107,884
Related Party Receivable (note 3)	-	-
Total Current Assets	3,207,751	4,452,882

Other Non-Current Assets
Fixed assets, net depreciation (note 4)	298,806	132,802
Operating Lease	302,695	-
Total Non-Current Assets	601,501	132,802

Total Assets	$3,809,252	$4,585,684

Liabilities
Current Liabilities
Accounts payable	$761,515	$418,342
Accrued Interest Due (note 6)	49,035	-
Accrued Payroll	737,143	657,741
Payroll liability - Pension (note 5)	453,965	616,579
Current portion of notes payable (note 6)	719,563	127,615
Total Current Liabilities	2,721,221	1,820,277

Long Term Liabilities
Long term portion of notes payable (note 6)	2,782,784	780,845
Operating Lease	294,387	-
Total Liabilities	5,798,392	2,601,122

Stockholders’ equity
Common stock, $.001 par value, 94,471,302 shares issued and outstanding at December 31, 2022 and 2021 (Note 7)	158,346	158,346
Retained earnings/(defecit)	(2,147,486)	1,816,216
Total Stockholders’ Equity	(1,989,140)	1,974,562
Total Liabilities and Stockholders’ Equity	$3,809,252	$4,585,684

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

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net Income/(Loss)	$(428,458)	$94,115
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	345,929	(23,372)
Prepaid insurance	(2,945)	(32,949)
Accounts payable	343,172	33,742
Accrued Interest	49,035	-
Accrued Payroll	79,402	75,693
Payroll liability - Pension	(162,614)	77,237
Depreciation	42,927	52,273
Operating lease liability	(79,358)	-
Operating lease asset	71,049	-
Net Cash (Used)/provided in Operating Activities	258,139	276,739

Cash Flows (Used)/Provided from Investing Activities
Purchase of fixed assets	(6,043)	(24,552)
Building improvements	(224,132)	-
Purchase of Shell Corporations - AGSS	-	(500,000)
Net Cash Used by Investing Activities	(230,175)	(524,552)

Cash (Used)/Provided from Financing Activities
Secure Transportation vehicle loan	-	21,500
Payment for Shareholder buyout	(686,990.00)	-
Loan principle payments	(180,298)	(227,097)
Owner distributions	(62,824)	(473,238)
Net Cash Provided by Financing Activities	(930,112)	(678,835)

Net Increase (Decrease) in Cash	(902,148)	(926,648)
Cash at Beginning of Period	2,129,801	3,056,449
Cash at End of Period	$1,227,653	$2,129,801

Supplemental Cash Flow Information:
Income Taxes Paid	$10,350	$33,923
Interest Paid	$105,826	$59,439
Supplemental disclosure of non-cash financing activities:
Shareholder Loan	$3,384,950
Operating leases - right of use asset	$302,695
Operating leases - lease liability	$294,387

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

NOTE 9 – CONCENTRATION OF SALES

The company generated approximately $24,600,000 and $22,100.000 in guard service revenue for the years 2022 and 2021 respectively. Of the total guard service revenue, approximately 87% was earned from four federal contracts operated by the company. The contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $3.145M

●	Social security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $4.932M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $5.838M

●	National Institute of Health- EPA	-	May 2020 through March 2023 Annual Revenue of approx. $7.514M

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