Form 10-Q
period 2023-09-30
AMERIGUARD SECURITY SERVICES, INC.
filed 2023-11-14
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2023

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on September 30, 2023, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter is $3,954,977.

The number of outstanding shares of the registrant’s common stock on November 1, 2023, was 94,471,302.

Documents Incorporated by Reference: None.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$1,557,724	$1,227,654
Accounts receivable, net (note 1)	1,764,579	1,869,268
Prepaid expenses and deposits	178,560	110,829
Related Party Receivable (note 3)	-	-
Total Current Assets	3,500,863	3,207,751

Other Non-Current Assets
Fixed assets, net depreciation (note 4)	282,317	298,806
Operating Lease	302,695	302,695
Total Non-Current Assets	585,012	601,501
Total Assets	$4,085,875	$3,809,252

Liabilities
Current Liabilities
Accounts payable	$502,169	$761,515
Accrued Interest Due (note 6)	112,935	49,035
Accrued Payroll	571,209	737,143
Payroll liability - Pension (note 5)	360,208	453,965
Current portion of notes payable (note 6)	719,563	719,563
Total Current Liabilities	2,266,084	2,721,221

Long Term Liabilities
Long term portion of notes payable (note 6)	2,727,510	2,782,784
Operating Lease	294,387	294,387
Total Liabilities	5,287,981	5,798,393

Stockholders’ equity
Common stock, $.001 par value, 93,471,302 shares issued and outstanding at June 30, 2023 and 2022	158,346	158,346
Retained (deficit)	(1,360,452)	(2,147,486)
Total Stockholders’ Deficit	(1,202,106)	(1,989,140)
Total Liabilities and Stockholders’ Equity	$4,085,875	$3,809,252

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2023 and 2022

	2023	2022
Revenue
Security Services	$15,526,866	$18,607,576
Other related income	175,526	183,703
Total Revenue	15,702,392	18,791,279

Cost of Services
Salaries and related taxes	10,757,372	11,063,402
Employee benefits	2,189,414	2,267,629
Sub-Contractor payments	1,331,446	2,595,784
Guard training	142,780	99,497
Vehicles and equipment expenses	169,485	148,066
Total Cost of Services	14,590,497	16,174,378

Gross Margin	1,111,895	2,616,901

Operating Expenses
Salaries, payroll taxes and benefits	1,196,291	834,229
Vehicle expense	293,426	328,666
Professional services	361,491	244,735
Cellular services	85,318	80,136
General liability insurance	125,023	79,515
Advertising and marketing	87,322	84,923
General and administrative expenses	604,400	456,934
Loan interest	142,594	60,693
Depreciation expense	29,334	33,282
Total Operating Expenses	2,925,199	2,203,113

Net Income/(Loss) from Operations	(1,813,304)	413,788

Other Income (Expenses)
Other Income	3,313,211	36,011
Other (Expense)	(712,873)	(259,935)
Total Other Income (Expense)	2,600,338	(223,924)

Net Income/(loss) before Income Taxes	787,034	189,864

Income tax expense	-	-

Net Income/(loss)	$787,034	$189,864

Net Income/(loss) per Common Share - Basic and Diluted	$0.0084	$0.0020

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	93,417,302	93,417,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2023

	Common Stock		Preferred Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2022	93,417,302	$158,346	-	$-	$6,012,095	$(8,159,580)	$(1,989,140)

Net Income for the period		-		-	-	787,034	787,034

Balance, June 30, 2023	93,417,302	$158,346	-	$-	$6,012,095	$(7,372,546)	$(1,202,106)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net Income/(Loss)	$787,034	$189,864
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	104,689	186,784
Prepaid insurance	(43,855)	(20,496)
Deposits	(23,873)	-
Depreciation	29,334	58,559
Accounts payable	(261,152)	349,002
Accrued Interest	63,900	21,300
Accrued Payroll	(164,130)	-
Payroll liability - Pension	(93,757)	(230,035)
Net Cash (Used)/provided in Operating Activities	398,189	554,979

Cash Flows Used/(Provided) from Investing Activities
Building improvements	(505)	(130,129)
Equipment	(12,340)	(31,576)
Sales of Vehicle	-	21,500
Net Cash Used by Investing Activities	(12,845)	(140,205)

Cash Provided/(Used) from Financing Activities
Loan principle payments	(55,274)	(85,112)
Payment for shareholder buyout		(686,990)
Net adjustments, Equity	-	(110,296)
Net Cash Provided by Financing Activities	(55,274)	(882,398)

Net Increase (Decrease) in Cash	330,070	(467,624)
Cash at Beginning of Period	1,227,654	2,129,801
Cash at End of Period	$1,557,724	$1,662,177

Supplemental Cash Flow Information:
Income Taxes Paid	$-	$-
Interest Paid	$142,594	$60,693

Supplemental disclosure of non-cash financing activities:
Operating leases - right of use asset	$302,695	$-
Operating leases - lease liability	$294,387	$-

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

The process required to acquire a government contract takes several months to complete starting with the preparation of the proposal, delivery of the proposal to the agency and awaiting notice from the agency of the contract award. Due to the time span required, and winning the contract is not guaranteed, the company maintains a department of individuals who monitor and write proposals for all government contracts that become open for bid on a continuing basis. It is important to the company that new contracts are acquired consistently to maintain and grow annual revenue.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2023, and December 31, 2022, the Company had cash and cash equivalents totaling $1,557,724 and $1,227,654 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over 86% percent of accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of September 30, 2023, and December 31, 2022, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

Revenue Recognition

We recognize revenue when the Invoice for contracted services is issued as stipulated by the contract. Other services provided are recognized at the time the service is provided. Ninety eight percent of revenues are billed monthly and recognized in the month the services were provided. Refunds and returns, which are minimal, are recorded as a reduction of revenue. The Company has not recorded a reserve for returns on September 30, 2023, or 2022 since it does not believe such returns will be material.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2023, and December 31, 2022, due to the short-term nature of these instruments.

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

The receivable balances on September 30, 2023, and December 31, 2022, were $57,971. Related party receivables are eliminated upon consolidation.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following on September 30, 2023, and December 31, 2022:

	2023	2022
Leasehold Improvements	224,637	224,132
Machinery and Equipment	290,891	278,551
Vehicles	110,742	110,274
Total Fixed Assets	625,802	612,957
Accumulated Depreciation	(343,485)	(314,151)
Fixed Assets, Net	$282,317	$298,806

NOTE 5 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on September 30, 2023, and December 31, 2022, for all plans were $360,208 and $453,965 respectively.

NOTE 6 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out the Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. Interest rate on September 30, 2023, and December 31, 2022, was 11.25% and 9% respectively. The balance remaining on the SBA loan was $749,113 and $785,988 as of September 30, 2023, and December 31, 2022, respectively.

On July 7, 2022, the Company entered into a buyout agreement with a shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal instalments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company has accrued interest on September 30, 2023, of $112,935. Balance remaining in the amount of $2,697,960.

The following schedule details the loans active as of September 30, 2023, and December 31, 2022:

	2023	2022
Current Portion:
Notes and loans payable	$719,563	$719,563
Total Current Portion	719,563	719,563
Long term Portion:
Notes and loans payable	2,727,510	2,782,784
Total Long-term Portion	2,727,510	2,782,784
	$3,447,073	$3,502,347

NOTE 7 – STOCKHOLDERS’ EQUITY

From December 31, 2022, to September 30,2023 the only impact to equity was the Net Income for the period of $787,034.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of September 30, 2023, the company had 19 vehicles under lease. The lease agreement includes maintenance services. The terms of the lease agreement varies based on the date vehicle were leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 9 – CONCENTRATION OF SALES

The company generated approximately $15,468,700 and $18,578,000 in guard service revenue for the six-month ending September 30, 2023 and 2022 respectively. Of the total guard service revenue, approximately 87% was earned from four federal contracts operated by the company. The contracts, their respective terms and approximate revenues are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Nine-month revenue - $4,444,400

●	Social security Administration, SSC	-	June 2022 through June 2027 Nine-month revenue - $3,754,300

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Nine-month revenue - $2,289,500

●	National Institute of Health- EPA	-	May 2020 through May 2023 Nine-month revenue - $2,904,000

NOTE 10 – OTHER INCOME (EXPENSE)

The company received an Employee Retention Tax Credit of (ERTC) payment of $3,288,000 from the tax year 2021. The company also experienced a related expense of approximately $473,000 for professional services related to the ERTC filing. Additional expenses related to the preparation for entering the capital market totaled $191,500. These expenses are not expected to continue beyond the first quarter of 2024.

NOTE 11 – LITIGATION AND CLAIMS

As of September 30, 2023, there is one employment lawsuit pending. The issue involves an employee who resigned and is claiming various wage and hour discrepancies. There have been no negotiations or settlement efforts to date, the only activity has been providing the employee’s counsel with requested employment documents. There are 4 other employees who have also requested similar employment records and it is not clear how, or if, they intend to move forward. The company will defend its position and intends to prevail in the lawsuit. As of December 31, 2022, there was one employment issue pending. The issue involves a terminated employee alleging discrimination and wrongful termination. A lawsuit has not been filed, only a demand letter has been presented. Management has been working with the attorneys to find a reasonable settlement to this dispute without going to trial. After several months of discussion and negotiation it appears that the complaint will be settled for $23,000. As of March 31, 2023, the final agreement was signed which pays out the $23,000 settlement in three monthly installments starting May 15, 2023, Per Attorney letters received there are no other pending cases or legal matters.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) regulatory, competitive and contractual risks; (c) development risks; (d) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth, and (e) unknown litigation.

Corporate Structure

As previously mentioned, on December 9, 2022, AGSS executed a reverse merger with AmeriGuard resulting in AGSS becoming the sole owner of AmeriGuard. This merger establishes AGSS as a company operating a viable guard company with annual sales of approximately $20,000,000. It also is in the position to access the capital market to generate the capital needed to begin its growth strategy of mergers and acquisitions within the security industry.

Prior to and after the merger AGSS has been working on developing the leadership team needed. We have in place a CEO with 20 years of experience in our industry and who has been very successful in the government contracting market. Our CFO has over 35 years of business finance experience, the last 15 of which he has been focusing on organizational development consulting across multiple industries, and an Operations team on the east coast managing IT and our federal contracts. We have a Board of Directors with Wall Street and government security experience, making us well positioned to aggressively grow the business.

Results of Operations for the nine months ending September 30, 2023

Revenues and Cost of Goods Sold

For the first nine months of 2023 AGSS experienced a 16.4% decrease of approximately $3,088,900 in overall revenue over the previous year. The was due to a decline in federal contract revenue, in the amount of approximately $2,900,000, along with a decrease in commercial services in the amount of approximately $189,000. The contract services revenue decrease was the result of the National Institute of Health- EPA contract ending mid-May and the Social Security Administration, WBDOC contract reducing total hours in 2023 over 2022. For the Commercial operations the decrease was due to staffing shortages reducing our ability to acquire new customers. However, we are experiencing a continued demand for our services and expect growth in the commercial service revenues moving forward. Towards the end of September and early October we were able to hire several new guards allowing us to immediately regain some hours lost and confidently acquire new business.

Like other professional service industries most of the expense is direct labor and the expenses associated with that labor. We are not an exception. Our direct expenses average around 90% of revenues. However, during the first nine months of 2023 we saw that cost increase to 93% of revenue. This increase is due to labor shortages resulting in an increase in overtime paid to contract guards. Total labor cost of services increased approximately $1,580,000 in 2023 over 2022. We have increased recruitment activities and are working with the staff to address the overtime expenses, and we are beginning to see an improvement as we are continuing to hire and retain guards.

Other Related Income

Other income decreased in 2023 slightly compared to 2022, by approximately $8,200.

Operating Expenses

Operation expenses, overhead expenses, increased in 2023 over 2022 by approximately $720,000. Slightly more than half of that increase was in administrative salaries and related payroll expenses, of approximately $362,000. As part of the reverse merger preparations, we added to our administrative team a full-time CFO, an HR Management team and an Operations Management team along with the necessary support positions in payroll and accounting. We also experienced an increase in professional fees of approximately $65,000. These increases relate to the preparations for the merger and the following corporate expansion. During the third quarter we have taken steps to reduce administrative labor by eliminating two positions with an annual labor cost of approximately $200,000. We have established an administrative team with the capacity available to take the company to annual sales of $200 million and beyond.

The remaining increase in operations expenses fall into a few general categories. One such category is expenses related to public company operations incurred in 2023 and not in 2022. The total of these expenses is approximately $130,000. Another category of expenses is that of loan fees which increased by approximately $120,000 over 2022. The majority of this increase is from the shareholder buyout loan of $110,000 of accrued interest. The final category of general operational expenses such as rent, general liability insurance, marketing, guard training, increased approximately $145,000.

At this time, our operating structure and current level of expense can handle several times more in revenue with minor increases to our operating overhead expenses. This allows the entire gross profit of any new contract or company acquisition to go straight to the bottom line, providing a consistent return on investment. However, due to a delay in our initial capital raise, management will continue taking steps to reduce costs over the next 6 months.

Other Income (Expense)

Other income increased in 2023 significantly compared to 2022, by approximately $3,278,000. This increase was attributable to the receipt of an Employee Retention Tax Credit (ERTC) payment of $3,288,033 and related interest in the amount of $129,800, from tax year 2021. This is a one-time credit. Funds have been set aside to cover related income taxes and debt coverage for the 2023 year. The remaining cash will be utilized for operations. Other expenses increased approximately $450,000 compared to 2022. The primary cause of this increase is due to expenses related to our efforts preparing to enter the capital market. We do not expect to incur these expenses beyond the first quarter of 2024.

Net Income

Net income for the nine months ending September 30, 2023 was $787,034. An increase over net income in 2022 of $189,864. The net income increase was the direct result of the ERTC reviewed in the above section Other Income (Expense). Operationally Net Income declined during this period due to expenses incurred in 2023 relating to the management of the public company not incurred in 2022. As previously mentioned, our operational structure that drives these costs has excess capacity in anticipation of significant growth via new contracts or more specifically, company acquisitions. This allows additional revenue to go directly to our bottom line (see moving forward comments).

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from long-term debt financing. During the nine months ending September 30, 2023, operations generated net increase in cash of approximately $330,000 resulting from the ERTC money received in June. While cash provided by general operations was approximately $398,000. While cash used for investing and financing activities total approximately $55,000.

On September 30, 2023, the Company had cash on hand of $1,557,724, with total current assets of $3,500,863.

Moving Forward

During the past twenty-seven months we have been working to get to where we are today. It has been challenging and expensive to get to this point of being a public company with a corporate structure, systems and team that can expand our business with increasing profitability. These costs have had a negative impact on our bottom line, but we are now in a position to execute our plans. Our current overhead expense structure has the capacity to manage ten times the revenues from one of two strategic sources. We are confident that our future will be profitable.

Our first source is to continue down our historical path of seeking out contracts that meet our criteria and bidding with the hope of winning additional contracts.

Our second source of growth will be mergers and acquisitions. Now that we have the capital market available to us and our industry is positioned for long-term growth, now is the time. Current projections have us completing our initial equity raise by mid-November of this year. The security industry continues to grow in opportunity, and the industry is prime for consolidation. As a top-tier company in the industry, we want to position ourselves to acquire others and quickly grow our revenues significantly with one or two key acquisitions. With our current structure in place, the acquired company’s gross profits can directly impact our bottom line as we will be able to cut certain operational costs of these companies. The returns could be significant.

There are also acquisition opportunities in several other industries that fit our business model. Those include transportation, cyber security, private security, and surveillance to mention a few. We are actively looking for companies that meet our investment criteria of profitability and positive cash flow.

Management is very positive about achieving profitable operations in the next twelve months based on the following:

●	AGSS operates in a growing industry.

●	The security industry is favourably positioned, even in a recession.

●	We will complete our initial equity raise providing the funds necessary to acquire key companies.

●	There are over 8,000 security companies operating in our market, with 50% available for acquisition.

●	Our management team, Board of Directors and supporting equity professionals can get the job done.

●	We have been and will continue to be a company that is very conservative with our resources and will use every possible dollar to provide strength and good return to our investors.

●	We are in it for the long haul.

●	We make profits the old fashion way, hard work.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to a weakness in our internal control over financial reporting discussed below.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of September 30, 2023, due to the same weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire the necessary support staff to separate duties between different individuals. The Company plans to address these weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weakness.

As of September 30, 2023, we did not maintain effective controls over the control environment. The Board of Directors has not established an audit committee as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

In the second quarter of 2022 the Company did receive a demand letter from a terminated employee’s lawyer. The demand letter claimed the employee experienced discrimination and wrongful termination. This issue was handled by the Company’s labor attorney and after review and negotiation it was settled out of court in March of 2023 in the amount of $23,000. No other legal issues or court filings are active at this time. During the third quarter 2023, the Company received demand letters from 5 employees requesting employment records and timecards. One employee has filed a lawsuit. The Company intends to litigate its position and expects to settle the issue quickly. It is estimated that if the lawsuit remains the one person, the settlement would be in the range of $7,500 to $50,000, if it becomes a class action for the 40 employees in California the results could be between $8,000 and $120,000. It is the Company’s position that the case has no merit and anticipates winning the lawsuit with no payment to the employees.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Date: November 13, 2023	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: November 13, 2023	By:	/s/ Michael Goossen
		Name:	Michael Goosen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Nine Months Ended September 30, 2023

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