Form 10-K
period 2023-12-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2024-04-04
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2023, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $4,021,596.

The number of outstanding shares of the registrant’s common stock on December 31, 2023, was 94,971,302.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2023

i

FORWARD-LOOKING STATEMENTS

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project”, “could”, “may” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

ii

PART I

ITEM 1. BUSINESS

Company History

Health Revenue Assurance Holding, Inc. (the “Company”), was incorporated in Nevada on December 13, 2010.

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

AmeriGuard Security Services, Inc. (“AmeriGuard”) was incorporated in California on November 14, 2002. The corporation was incorporated with the issuance of 1,000 common shares formerly held by Lawrence Garcia, President and CEO with 550 shares and Lillian Flores, former VP of Operations with 450 shares. On July 12, 2022, under the terms of a Settlement Agreement, Flores exchanged her 450 shares for the consideration of $3,384,950 and a promissory note in that amount secured by a stock pledge. AmeriGuard provides armed guard services as a federal contractor with licenses in 7 states and provides commercial guard services in California.

On September 8, 2021, under the terms of a private stock purchase agreement, 10,000,000 shares of Series A-1 Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Custodian Ventures, LLC to AmeriGuard. As a result, AmeriGuard became holder of approximately 91% of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company and became the controlling shareholder. The consideration paid for the Shares was $500,000. In connection with the transaction, David Lazar forgave the Company all debts owed to him and/or Custodian Ventures, LLC.

On September 8, 2021, the Company accepted the resignations of David Lazar as the Company’s Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and as a Member of the Board of Directors. Effective on the same date to fill the vacancies created by Mr. Lazar’s resignations, the Company appointed Lawrence Garcia as the Company’s President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors. These resignations are in connection with the consummation of the private stock purchase agreement and was not the result of any disagreement with Company on any matter relating to Company’s operations, policies or practices.

On March 11, 2022, the Company amended its articles of incorporation to change its name to AmeriGuard Security Services, Inc. (AGSS) from Health Revenue Assurance Holdings, Inc. The name was deemed effective by FINRA on March 17, 2022.

On December 9, 2022, AGSS entered into the Merger Agreement. AmeriGuard became a wholly owned subsidiary of AGSS, and AGSS is the only shareholder and will continue in its existence with one owner, AGSS. Pursuant to the Share Exchange, (a) the Majority Shareholder relinquished all of his 573 AmeriGuard common shares and the Minority Shareholders relinquished all of their 67 AmeriGuard common shares, constituting all issued and outstanding shares of AmeriGuard (the “AmeriGuard Shares”), and were issued an aggregate of 80,578,125 and 9,421,875 respectively of AGSS common shares, representing 86.26% and 10.09% of the outstanding Common Stock of AGSS and (b) AmeriGuard returned the A-1 Preferred Stock of AGSS for retirement. After the issuance of the common shares, the existing 3,417,302 common shares represent 3.66% of the outstanding common stock of AGSS.

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

The purposes of the transactions described in this Current Report were to complete a business combination by a stock for stock merger and complete a recapitalization of the company with the result being that AmeriGuard became a wholly owned subsidiary of AGSS, and AmeriGuard’s management will be the management of AGSS.

There was no offering with this merger. Effective immediately after the Share Exchange, the stock transfer books of AmeriGuard shall be closed.

On October 20, 2023, the Company executed a share purchase agreement to acquire TransportUS Inc. TransportUS, Inc. was incorporated on October 24, 2018, with an S-Corp tax election. The corporation was incorporated with the issuance of 1,000 shares with no-par par value stock held by Lawrence Garcia, President and CEO. TransportUS Inc. provides human transportation services as a federal contractor, currently providing services in the state of California.

The purchase agreement was to issue 3,000,000 common shares to Lawrence Garcia in exchange for the 1,000 shares held from TransportUS, Inc. The agreement called for the immediate issuance of 1,500,000 shares when agreement was executed with the remaining 1,500,000 shares to be issued contingent on TransportUS Inc., renewing its current transportation contract with the Veterans Administration in Long Beach California. The award of the contract is expected to occur in late March 2024.

Overview

The Company manages two separate subsidiaries: Ameriguard Security Services, Inc. (“AGS”) and TransportUS, Inc. (“TUS”).

AGS principally provides guard services for Federal, State and Local governmental entities, quasi-governmental entities and for commercial property. Guard services generated $20 million in revenues for the fiscal year ended December 31, 2023. Guard services include, providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors, communication, reception, concierge and front desk/doorman operations.

TUS provides ambulatory and non-ambulatory services for the Veterans Administration, in Long Beach CA and Central Los Angeles CA. These two contracts generate approximately $5 million in revenues annually. TUS operates approximately 40 vehicles, a mixture of sedans, minivans, and full-size vans with wheelchair lifts, along with a dispatch service available 24 hours a day, 365 days a year.

As we continue to push growth organically as well as through acquisition, we will be able to realize a greater market share in each of these two industries.

Corporation Information

Our principal executive offices are currently located at 5470 W Spruce Ave Suite 102 Fresno CA 93722.

Our website; www.ameriguardsecurity.com and www.transportus.us

Employees

As of December 31, 2023, AGS had 203 full-time employees, 157 of these employees are represented by collective bargaining agreements and TUS had 35 full and part-time employees. The Company considers relations with its employees to be very good.

Our Industries

Security

Security guard and related services in the US is comprised of over 11,000 companies and 900,000 officers. We compete with top firms, such as Allied Universal, Securitas, G4S and Prosegur Security, which control the majority of the industry. AGS revenue at approximately $20 million in annual revenue places it in a strong competitive position.

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

However, this consolidation trend may not be inevitable for the future as newer, more tech-savvy owner/operators enter the business and recognize how to adopt best practices with a variety of sophisticated third-party software platforms and applications to help level the playing field. These include talent management and on-boarding applications to attract, hire and maintain a more skilled and reliable workforce; integrated labor management platforms to control scheduling, compliance, operations, payroll, billing and financial reporting; and state-of-the-art social media marketing applications.

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

(The above industry data taken from https://www.nasco.org/wp-content/uploads/2021/08/2021-Bob-Perry-Contract-Security-Industry-White-Paper-1.pdf)

Non-Emergency Medical Transportation

The non-emergency medical transportation (NEMT) industry is a fast-growing industry. A review of multiple publications available online indicates the North American market was approximately $6.4 billion in 2022 with a compound annual growth rate of between 7.5% and 9%. This provides TUS with a market of approximately $7.6 billion in 2024. As a relatively new company, it is positioned to grow rapidly in the governmental NEMT market and is focused on expanding its market share in southern CA.

TUS has an excellent reputation in the industry and will take advantage of this status as it bids on contracts moving forward. TUS will continue to focus on providing high quality service with our excellent staff and improving the quality of our fleet. Taking advantage of the capital markets available to AGSS, TUS will be able to enter more markets and be very competitive and profitable.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We have a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors, in considering cybersecurity risk as part of its risk oversight function, oversees management’s implementation of our cybersecurity risk management program. Our board of directors receives reports from management on our cybersecurity risks. In addition, management updates our board of directors, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

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

As of December 31, 2023, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations wage statement violations and violation of the unfair business practices act. A lawsuit has been filed in the Fresno County Superior Court, but it is early in the process and the attorneys cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the date of this report, the Company’s common stock is quoted on OTC Markets, symbol AGSS.

The high and low bid prices of our common stock following such date is as follows:

Quarter Ended	High	Low
March 31, 2023	$1.60	$1.30
June 30, 2023	$.739	$.699
September 30, 2023	$.64	$.64
December 31, 2023	$.85	$.76

The last reported sales price of our common stock on the OTC Markets on April 4, 2024 is $.48.

Authorized Capital Stock

Our authorized capital stock consists of five hundred million (500,000,000) shares of common stock, par value $0.001 per share. Immediately after giving effect to the Merger and related transactions, there were 94,917,302 shares of our common stock issued and outstanding.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividend

Holders

As of December 31, 2023, there were 94,971,302 shares of common stock issued and outstanding, which were held by 95 stockholders of record.

Transfer Agent

The transfer agent for our common stock is V-Stock Transfer, and its telephone number is (727) 289-0010.

Equity Compensation Plans

We do not have any equity compensation plans.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7 contains forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this Annual Report.

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

On October 20, 2023, the Company executed a share purchase agreement to acquire TransportUS Inc. This brings the second entity under the ownership and management of AGSS. TransportUS Inc., adds an opportunity to increase revenues in the more profitable federal contracts requiring non-emergency medical transportation. As mentioned earlier, this industry is projected to grow at 9% year over year through 2032. AGSS will be a strong participant in the industry and will grow via contract awards and additional acquisitions within the industry.

AGSS continues developing the leadership team needed for success. We have in place a CEO with 20 years of experience in our industry and has been very successful in the government contracting market. Our new CFO has 20 years of experience in improving business performance as well as organizational growth across various sectors. Our Senior Controller has over 35 years of business finance experience, the last 15 of which he has been focusing on organizational development consulting across multiple industries, and an Operations team on the east coast managing IT and our federal contracts. We have an exclusive contract with Think Equity a New York Investment Banking Firm, and we have engaged legal and SEC compliance professionals. We have a Board of Directors with Wall Street and government security experience making us well positioned to aggressively grow the business.

Results of Operations for the fiscal year ending December 31, 2023

Revenues and Cost of Services

For 2023 the Company experienced a 16.4% overall decrease in operational revenue, totaling approximately $4,800,000. The majority of the decline, approximately $4,600,000, was from the contract with the Environmental Protection Authority, EPA, that ended in May 2023. The result was only 5 months of revenue in 2023 compared to 12 months in 2022. The remaining $200,000 decline was experienced in the commercial services market, as businesses are facing declining sales and increasing costs, reduced security guard hours in 2023. Transportation services revenue increase slightly during 2023 by approximately $90,000.

The total cost of goods sold saw a decline of approximately $3,650,000, a 14% decline as expected. This decline reflects the cost reduction due to the ending of the EPA contract, against a slight increase in direct labor costs due to the inflation rate experienced in 2023. All direct expense categories within the Cost of Services section saw a decline from 2022 due to the ending of the EPA contract. Salaries and benefits declined approximately $1,000,000, sub-contractor expenses declined approximately $2,200,000, Training and supplies expense declined approximately $134,700 and vehicle expenses declined approximately $310,000 as a result of 4 cars taken out of service.

For the federal guard contracts, as the costs of labor increases within the unionized contract so does the revenue. For the Commercial operations there is a lag between cost increases and service rate increases. It continues to be our practice to adjust service rates annually in the month of February. Although we did increase our billing rates for new contracts during 2023, the existing companies did not see a rate increase since February 2023. Although demand for services continues to grow, the expectations of the cost of those services are out of line within the market. As AGS struggles with the cost of labor, the customers are experiencing similar cost pressures and are less willing to pay for our services. This conflict with AGS needing to raise services fees and customers needing to pay less is creating difficulty in the market. As a result, AGS has needed to shift its approach to protecting business assets for the traditional standing guard, to technology and patrol services. AGS has established a 24-hour dispatch department to monitor activity and direct patrol officers to the problem locations. Our patrol officers respond to all alarms regardless of cause within 15 minutes of activation. This is a cost effect way for businesses to have protection without the high expense of a posted guard. This is an area of service we are continuing to expand.

Currently, we have four federal contracts continuing into 2024, that approximated 87% of our total services revenue for the year ended December 31,2023. All federal contracts are awarded with a term of 5 years, with annual renewals. At the end of each contract year the government has the option to renew, cancel or renegotiate. Our four contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $3M

●	Social security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $5.8M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through June 2024 Annual Revenue of approx. $4.4M

As with all professional service industries the vast majority of expense in with direct labor and expenses associated with that labor. We are not an exception. Our direct expenses average around 91% of revenues. Total cost of services was approximately $22,300,000 in 2023 and approximately $25,900,000 in 2022.

Operating Expenses and Other Expense

Operation expenses, overhead expenses, increased in 2023 over 2022 by approximately $1.2 million. The largest category of increase was in administrative salaries and related payroll expenses, of approximately $442,000. Ninety percent of this increase was due to the establishment of the required IT department and an east coast operations group (mid-2022) along with a new Human Resource department (2023). Professional services experienced an increase of approximately $167,000. A portion of this increase, $65,000, was due to the audit requirements of TransportUS Inc. prior to acquisition, the remainder due to the cost associated with a full year of quarterly filings that required professional review. Two other expense categories that experienced and increase over 2022 were Staff Training and Livescan fees. These two experienced a combined increase of approximately $180,000. This is due to the strategic decision to close a separate Training Company operating in Maryland and making it a division of AGS. This resulted in all of the operating expenses of the closed company being added to AGS normal operations. Loan interest expense also saw an increase of approximately $171,000 due to a full year of interest for the shareholder buyout loan, along with additional loan interest and borrowing fees occurred in the 4th quarter.

Other expenses incurred a minor increase of $31,472.

At this time, our operating structure and current level of expense can handle twice the revenue stream with minor increases to our operating overhead expenses. This allows the entire gross profit of any new contract or company acquisition to go straight to the bottom line, providing a consistent return on investment.

Net (Loss) from Operations and Other Income

The Company experience a significant net loss from operations of $2,440,000 for the year ending December 31, 2023, compared to a minor loss of $100,349 for the year ending December 31,2022. The cause of this loss was the gross profit margin lost due to the end of the EPA contract and the expenses increase described above. Other income increases over $2.8 million due to the Employee Retention Tax Credit received by AGS in June 2023.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from long-term debt financing. During the year ended December 31, 2023, operations generated net cash decrease of $70,076 while cash used from investing activities during the same period was $192,981, with cash provided from financing activities was $686,815. The Company did not receive any proceeds from long term debt in 2023. The net decrease in cash for 2022 was approximately $346,000.

The main source of cash from financing activities was a short-term accounts receivable loan received in December in the amount of $766,677. Financing activities usage was SBA loan payments of $74,174 and equity distributions of $5,678. The main use of cash in investing activities was office remodel expenses.

On December 31, 2023, the Company had cash on hand of $2,166,118, with total current assets of $4,142,819.

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

Our second source of growth is merger and acquisition. Now that we have the capital market available to us and our industry is positioned for long term growth, now is the time. The security industry continues to grow in opportunity, and at the same there’s a lot of consolidation occurring., We plan to be the company acquiring others and quickly doubling our revenues with one or two key acquisitions. After which we could see all the gross profit from those companies going directly to our bottom line.

There are also potential acquisition opportunities in several other industries that could fit our business model. Those include transportation, cyber security, private security, ammunition manufacturing, and surveillance.

Management is very positive regarding profitable operations for the next twelve months based on the following:

●	Both industries that AGSS currently operates in, are growing industries.

●	The security industry is somewhat recession proof.

●	The non-emergency transportation market is growing at an annual rate of over 7.5%.

●	There are over 10,000 security companies operating in our market, with 50% available for acquisition.

●	Our management team, Board of Directors and supporting equity professionals can get the job done.

●	We have been and will continue to be a company that is very conservative with our resources and will use every possible dollar provide strength and good return to our investors.

●	We are in it for the long haul.

●	We make profits the old fashion way, hard work.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and 2022, together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended. The Company appointed an independent audit committee June 14, 2023.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information regarding our directors and executive officers as of December 31, 2023:

The following persons are executive officers and directors upon completion of the Merger, and hold the positions set forth opposite their respective names, including shares held.

Name	Age	Position	Common shares held	Percentage of Class(1)
Lawrence Garcia	51	Chairman of the Board, President and Chief Executive Officer Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director	82,078,125	86.47%

Michael Goosen, CPA	62	Former Chief Financial Officer	2,671,875	2.81%

Douglas Anderson*	61	Director	3,515,625	3.70%

Russel Honore’	76	Director	562,500	.59%

(1)	Based on 94,917,302 shares of common stock outstanding as of December 31, 2023
*	Appointed December 2023

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

Michael Goossen, CPA is the former Chief Financial Officer of AmeriGuard Security Services, Inc., a California Corporation. Michael has been a CPA since 1986, has worked in multiple industries as a CFO and CEO. During the past 20 years he has been providing small business consulting, offering CFO services and executive leadership development. Michael began working with AmeriGuard as a CFO consultant and business development strategist 3 years ago and became the full time CFO for AmeriGuard in August 2022.

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

General Russel Honore’, Board Director. General Russel Honore is a decorated 37-year army veteran and a global authority on leadership, disaster management, and climate preparedness. At the request of the Speaker of the House, the General led Task Force 1-6 Capitol Security Review to improve Capitol security following the attacks on January 6, 2021. As the commander of Joint Task Force Katrina, he became known as the “Category 5 General” for his leadership in coordinating military relief efforts in post-hurricane New Orleans. General Honore knows that the future of our national security depends on protecting our environment, and he’s fighting for a brighter future for us all. A Louisiana native, he founded GreenARMY, a coalition of environmental experts and advocates, to protect against pollution while fighting climate change and the natural disasters it causes. During his military career, General Honore held numerous commands, including Vice Director for Operations for the Joint Chiefs of Staff and Commander of the Standing Joint Force Headquarters-Homeland Security.

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

Compensation committee

The board of directors established a compensation committee as required by Sarbanes-Oxley Act. The committee will make compensation recommendations to the board.

2024 Equity Incentive Plan

Our Board of Directors and stockholders owning a majority of our outstanding shares plans to adopt an Equity Incentive Plan during 2024. Details of the plan will be developed with the input of the Board of Directors along with the then established compensation committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive positions and salaries:

Name and Position	Year	Salary ($)	Bonus ($)	Other Compensation ($)	Total ($)
Lawrence Garcia - CEO	2023	188,351	50,000	21,279	259,630
	2022	146,551	-	21,279	167,830

Michael Goosen, CPA - Former CFO	2023	150.000	20,000	1,038	171,038
	2022	134,250	-	650	134,900

Employment Agreements

As of December 31, 2023, there are no employment agreements in place. It is the intention of ownership to rely on the recommendation of the compensation committee appointed by the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our officers as of December 31, 2023.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2023 and 2022 under any long-term incentive plan.

Director Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Payments to Directors totaled $120,000 for the year ended December 31, 2023, and $35,000 for the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of March 20, 2024 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address	Beneficial Ownership	Percentage of Class(1)
Lawrence Garcia	80,578,125	86,26%
Michael Goossen, CPA	2,671,875	2.86%
Douglas Anderson*	3,515,625	3.76%
All officers/directors as a group (3 people)	86,765,625	92.88%

(1)	Based on 94,471,302 shares of common stock outstanding as of March 20, 2024.
*	Appointed on December 09, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There are no related party transactions as of the fiscal year ended December 31, 2023

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by BF Borgers CPA PC, our independent public accountants for the following professional services it performed for us during the fiscal year ended December 31, 2023, and 2022, as set forth in the table below:

	2023		2022
Audit Fees		$115,500		$59,400
Audit Related Fees	$		$
Tax Fees	$		$
All other fees		$79,500		$44,000
TOTAL FEES		$195,000		$103,400

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

AMERIGUARD SECURITY SERVICES, INC.

Date: April 4, 2024	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: April 4, 2024	By:	/s/ Jason Bovell
		Name:	Jason Bovell
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameriguard Security Services, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 4, 2024

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$2,166,118	$1,751,489
Accounts receivable, net (note 2)	1,583,379	2,030,434
Current Portion Note Receivable (note 3)	9,300	9,300
Prepaid Expenses	327,147	185,501
Deposits	61,575	38,000
Related Party Receivable (note 4)	-	-
Total Current Assets	4,147,519	4,014,724

Other Non-Current Assets
Fixed assets, net depreciation (note 5)	574,114	491,713
Note Receivable (note 3)	340,700	340,700
Operating Lease	1,005,633	302,695
Total Non-Current Assets	1,920,447	1,135,108

Total Assets	$6,067,966	$5,149,832

Liabilities
Current Liabilities
Accounts payable	$449,921	$824,098
Accrued Interest Due (note 9)	-	49,035
Accrued Payroll	626,694	737,143
Deferred Revenue (note 7)	722,327	887,327
Payroll liability - Pension (note 8)	507,793	466,075
Current portion of notes payable (note 9)	2,160,347	719,563
Total Current Liabilities	4,467,082	3,683,241

Long Term Liabilities
Long term portion of notes payable (note 9)	2,034,493	2,782,784
Operating Lease	1,060,015	294,387
Total Liabilities	7,561,590	6,760,412

Stockholders’ equity
Common stock, $.001 par value, 94,917,302 shares issued and outstanding at December 31, 2023 and 2022 (Note 7)	159,846	159,346
Retained earnings/(defecit)	(1,653,470)	(1,769,926)
Total Stockholders’ Equity	(1,493,624)	(1,610,580)
Total Liabilities and Stockholders’ Equity	$6,067,966	$5,149,832

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ending

	December 31,	December 31,
	2023	2022
Revenue
Services	$24,327,153	$28,957,220
Discounts and allowances	(99,004)	(10,534)
Other operational income	122,469	192,717
Total Revenue	24,350,618	29,139,403

Cost of Services
Salaries and related taxes	16,170,868	17,026,802
Employee benefits	3,266,243	3,410,659
Sub-Contractor payments	1,477,908	3,683,379
Training and direct expenses	94,516	229,220
Vehicles and equipment expenses	1,298,959	1,608,944
Total Cost of Services	22,308,494	25,959,005

Gross Margin	2,042,124	3,180,399

Operating Expenses
Salaries, payroll taxes and benefits	1,604,520	1,161,982
Vehicle expense	418,537	461,498
Professional services	531,317	372,756
Communiction services	160,621	130,239
General liability insurance	160,431	120,485
Advertising and marketing	144,747	137,175
Staff training	185,004	75,802
Livescan services fees	125,815	56,261
Licenses and permits	108,749	43,128
General and administrative expenses	646,509	526,580
Loan interest	277,205	105,826
Depreciation expense	110,581	89,016
Total Operating Expenses	4,474,036	3,280,748

Net Income/(Loss) from Operations	(2,431,912)	(100,349)

Other Income (Expenses)
Other Income	3,352,426	461,423
Other (Expense)	(775,115)	(743,643)
Total Other Income/(Expense)	2,577,311	(282,220)

Net Income/(loss) before Income Taxes	145,399	(382,569)

Income tax expense	22,763	10,350

Net Income/(loss)	$122,636	$(392,919)

Net Income/(loss) per Common Share - Basic and Diluted	$0.0013	$(0.0041)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	94,917,302	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2022 and 2023

	Common Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2021	93,417,302	$158,346	$9,397,045	$(7,570,828)	$1,984,562
TransportUS Inc. Stockholders Equity (note 10)	1,000	1,000		357,260	358,260
Owner draws (pre-merger)	-	-	-	(78,063)	(78,063)
Shareholder buyout (note 9)	-	-	(3,384,950)	-	(3,384,950)
Retained Deficit of merger with related entity	-	-	-	(97,470)	(97,470)
Equity purchase of TransportUS Inc, (note 10)	1,500,000	1,500	(1,500)	-	-
TransportUS Inc. Shares retired	(1,000)	(1,000)	1,000	-	-
Net (Loss) for year ended December 31, 2022	-	-	-	(392,919)	(392,919)
Balance, December 31, 2022	94,917,302	$159,846	$6,011,595	$(7,782,021)	$(1,610,580)
Owner draws (pre-merger)				(5,679)	(5,679)
Net Income for year ended December 31, 2023		-	-	122,636	122,636
Balance, December 31, 2023	94,917,302	$159,846	$6,011,595	$(7,665,064)	$(1,493,624)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ending

	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net Income/(Loss)	$122,636	$(392,919)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	447,053	866,972
Prepaid insurance	(141,647)	46,039
Deposits	(23,575)
Accounts payable	(374,207)	286,903
Accrued Interest	(49,035)	49,035
Accrued Payroll	(110,449)	79,402
Deferred revenue	(165,000)	(200,000)
Payroll liability - Pension	41,717	(198,703)
Depreciation	110,581	89,016
Operating lease liability	(702,937)	(79,358)
Operating lease asset	765,658	71,049
Net Cash (Used)/provided in Operating Activities	(79,205)	617,436

Cash Flows (Used)/Provided from Investing Activities
Purchase of fixed assets, net retirements	(142,980)	(66,956)
Building improvements	(50,001)	(224,132)
Net Cash Used by Investing Activities	(192,981)	(291,088)

Cash (Used)/Provided from Financing Activities
Note Receivable	-	348,840
Financed Capital	766,667
Payment for Shareholder buyout		(686,990)
Loan principle payments	(74,174)	(256,308)
Common stock retired from merger	(1,000)
Owner distributions (prior to merger)	(4,678)	(78,063)
Net Cash Provided by Financing Activities	686,815	(672,521)

Net Increase (Decrease) in Cash	414,629	(346,173)
Cash at Beginning of Period	1,751,489	2,097,662
Cash at End of Period	$2,166,118	$1,751,489

Supplemental Cash Flow Information:
Income Taxes Paid	$22,763
Interest Paid	$277,205
Supplemental disclosure of non-cash financing activities:
Shareholder Loan	$2,697,960
Operating leases - right of use asset	$1,005,633
Operating leases - lease liability	$1,060,015

See accompanying notes to financial statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AmeriGuard Security Services, Inc. (AGS), was incorporated on November 14, 2002, with an S-Corp tax election. The corporation was incorporated with the issuance of 1,000 shares of no-par value stock held by Lawrence Garcia, President and CEO with 550 shares and Lillian Flores, VP of Operations with 450 shares. AGS provides armed guard services as a federal contractor with licenses in 5 states and provides commercial guard services in California.

On July 7, 2021, AGS, entered into an agreement to gain 100% control of Health Revenue Assurance Holdings, Inc (HRAA) a public corporation, incorporated in Nevada, by the purchase of 10,000,000 shares of Preferred A-1 Stock from the seller, Custodian Ventures LLC. The purchase of HRAA allowed the Company to begin plans to consummate a reverse merger with HRAA, becoming a wholly owned subsidiary of a public company. In March of 2022, a Certificate of Amendment was filed with the Nevada Secretary of State, changing the name of HRAA, to Ameriguard Security Services, Inc. (AGSS). Shortly thereafter, a stock name and ticker change report was filed with the SEC and the stock ticker of HRAA was changed to AGSS.

On December 9, 2022, AGS executed the reverse merger agreement and became the subsidiary of AGSS (the Company). From that point forward, the financial statement filings will be the consolidation of Ameriguard Security Services, Inc, a Nevada company with Ameriguard Security Services, Inc. a California company.

On October 20, 2023, the Company executed a share purchase agreement to acquire TransportUS Inc. TransportUS, Inc. was incorporated on October 24, 2018, with an S-Corp tax election. The corporation was incorporated with the issuance of 1,000 shares with no-par par value stock held by Lawrence Garcia, President and CEO. TransportUS Inc. provides human transportation services as a federal contractor, currently providing services in the state of California.

The Company’s accounting year end is December 31.

Basis of Presentation

These consolidating financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. The financial statements and notes include TransportUS Inc.’s financial results for 2022 and 2023.

Risks and Uncertainties

The risks and uncertainties described below may not be the only ones we are or may face in the future. If any of the following do occur, our business, financial condition or results of operations could be materially adversely affected.

The company receives over 87% of its total revenue from five Federal contracts as described in Note 12 below. These contracts have specific terms, typically five years with the opportunity for extension, but there are no assurances they will be extended. Although we have had several extended in the past, there is no guarantee this will again happened in the future. However, there are significant direct expenses for each contract that also are removed from operations at the end of a contract. As a result, the revenue lost from a completed contract does not affect the bottom-line profits in an amount equal to the revenue lost. The actual net income impact depends on the contract.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2023, and December 31, 2022, the Company had cash and cash equivalents totaling $2,166,118 and $1,751,489 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over eighty-seven percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of December 31, 2023, and 2022, an allowance for estimated uncollectible accounts was determined to be unnecessary.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for Machinery and Equipment, and Vehicles is 5 years, with Leasehold improvements useful life is 15 Years.

Operating Leases

In February 2016, FASB ASU No. 2016-02 established ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. Effective December 31, 2022, we have implemented ASU No. 2016-02 and booked the operating lease asset and the related liability.

We have leased vehicles that are classified as operating leases per the guidelines. The capital lease value as calculated following FASB guidelines is presented as a non-current asset on the balance sheet. As of December 31, 2023, the value is calculated to be $1,005,633, and as of December 31, 2022, the value was $302,695. For the Operating Lease liability, the amount of $1,060,015 was calculated as of December 31, 2023, and was $294,387 as of December 31, 2022. The significant increase in both the Operating Lease asset and liability is due to the calculation formula and acquisition of TransportUS Inc. A part of the formula used to calculate the asset and liability is the annual discount rate. The discount rate used for the 2023 calculation increased 184% over 2022, due to the increase in the treasury lending rate. The increase in the discount rate and the addition of 5 leased vehicles from TransportUS Inc. directly caused the increased lease asset and related liability.

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

Revenue Recognition

We recognize revenue when the Invoice for contracted services is issued as stipulated by the contract. Other services provided are recognized at the time the service is provided. Ninety eight percent of revenues are billed monthly and recognized in the month the services were provided. Refunds and returns, which are minimal, are recorded as a reduction of revenue. The Company has not recorded a reserve for returns on December 31, 2023, or 2022 since it does not believe such returns will be material.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2022, and December 31, 2023, due to the short-term nature of these instruments.

NOTE 3 – NOTE RECEIVABLE

On December 31, 2022, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of award. Funds from the contract were shared with AmeriGuard, during the first 3.5 years of operations and ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For 2023, the payments were interest only in the amount of $1,750. The note receivable is presented with the current portion of $9,300, and long-term portion of $340,700 For the two years ending December 31, 2023, and 2022.

NOTE 4 – RELATED PARTY RECEIVABLE

On July 7, 2021, AGS entered into an agreement to purchase 100% of the Preferred A-1 Stock of Health Revenue Assurance Holdings, Inc. a SEC registered company for $500,000. In March 2022, Health Revenue Assurance Holdings, Inc. name was changed to Ameriguard Security Services Inc. (AGSS). On December 9, 2022, we signed the definitive merger agreement initiating a reverse merger with AGSS, resulting in AGS becoming a 100% owned subsidiary of AGSS. Prior to the merger, AGS funded the operational expenses of AGSS and treated these expenses as related party expenses. These expenses were eliminated when the two companies were consolidated for the financial statement presentation.

The receivable balance on December 31, 2023, and 2022 was $57,971.

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following on December 31, 2023, and 2022:

	2023	2022
Leasehold Improvements	274,133	224,132
Machinery and Equipment	290,892	278,551
Vehicles	635,172	546,371
Total Fixed Assets	1,200,197	1,049,054
Accumulated Depreciation	(626,083)	(557,341)
Fixed Assets, Net	$574,114	$491,713

NOTE 7 – DEFERRED REVENUE

During the first three years of operations of TransportUS Inc, Secure Transportation, Inc. (Secure), a subcontractor, advanced funds to TransportUS Inc. with the expectation of future services provided for Secure. This arrangement ended, December 31, 2021, after Secure had advanced $1,087,327. The agreement moving forward required TransportUS to provide services in the amount of $15,000 per month or return funds to secure in that same amount. During 2023 and 2022, TransportUS has returned funds in the amount of $365,000, leaving a balance of $722,327 as of December 31, 2023.

NOTE 8 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on December 31, 2023, and 2022 for all plans were $507,793 and $466,075 respectively.

NOTE 9 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out a Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. Interest rate on December 31, 2023, and 2022 was 11% and 9% respectively. Balance remaining on the SBA loan was $730,213 and $804,387 as of December 31, 2023, and 2022 respectively.

On July 7, 2022, the Company entered into a buyout agreement with shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company has accrued interest on December 31, 2022, of $49,035. Balance remaining in the amount of $2,697,960. All interest due was paid December 28, 2023, resulting in a balance of $0 on December 31, 2023. The Company requested a deferral of the payment of principal due December 31, 2023, and received a deferral from Mrs. Flores. See subsequent events Note 15 for details.

On December 20, 2023, the company entered into a short-term loan agreement collateralized by accounts receivable from TVT Capital LLC. The agreement encumbered $1,199,200 of receivables resulting in a note payable of $800,000; the repayment term requires $49,967 per week for 24 weeks. As of December 31, 2023, the balance of $766,667 was outstanding, and is included as current portion of notes payable.

The following schedule details the loans active as of December 31, 2023, and 2022:

	2023	2022
Current Portion:
Notes and loans payable	$2,160,347	$719,563
Long term Portion:
Notes and loans payable	2,034,493	2,782,784
Total Notes Payable	$4,194,840	$2,782,784

NOTE 10 – STOCKHOLDERS’ EQUITY

On December 9, 2022, AGS executed a reverse merger agreement with AGSS resulting in significant adjustments to the equity section of both companies. The result of the merger was AGSS became the sole owner of AGS. Although the merger is dated December 9, 2022, for financial statement presentation purposes, we have presented the Equity Section as if the merger occurred in 2021.

The first significant impact on stockholders’ equity was the issuance of 90,000,000 AGSS shares to the shareholders of Ameriguard Security Services, Inc., in exchange for 1000 shares of AGS, adding a net increase in common shares outstanding of 89,999,000. Next was the cancelation and conversion of series 675,000 A-1 preferred shares held by AGSS on December 31, 2020. The final result in the total number of shares outstanding is 93,417,302.

On October 20, 2023, the Company executed a share purchase agreement to acquire a related company owned by Lawrence Garcia, CEO. TransportUS Inc. was acquired with 3,000,000 shares with the initial 1,500,000 shares to purchase the company and a bonus of 1,500,000 shares when TransportUS renews its main services contract with the Veterans Affairs Department of Long Beach, CA. Although the purchase agreement is dated October 2023, for financial statement presentation purposes, we have presented the purchase as if it occurred in 2022. The result is the purchase transaction impact on the equity section of the Company is shown in detail in the 2022 section of the report.

There were two other transactions that impacted stockholders’ equity that occurred to the Company’s equity section relating to owner draws and the merger with a related company. As a part of the normal activity of the privately held Company, an S-Corp, shareholders were distributed funds accounted for as Owner Draws. The owner draw accounts were used primarily for taxes paid by the shareholders due to profits of the S-Corp being transferred to their personal returns along with some personal expenses and personal cash needs. For 2021, there was approximately $105,000 posted as Owner draws from historical balances of related party receivables. As part of the preparation for the merger, these inter-company balances were removed through the owner draw accounts. Total owner draw amounts were $5,679 and $78,063 for December 31, 2023, and 2022 respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of December 31, 2023, the company had 23 vehicles under lease. The lease agreement includes maintenance services and tracking. The terms of the lease agreement vary based on the date the vehicle was leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 12 – CONCENTRATION OF SALES

The company generated approximately $24,354,000 and $29,139,000 in service revenue for the years 2023 and 2022 respectively. Of the total service revenue, approximately 87% was earned from four federal contracts operated by the company. The contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $3M

●	Social security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $5.8M

●	National Institute of Health- EPA	-	May 2020 through March 2023 Annual Revenue of approx. $2.8M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through March 2024 Annual Revenue of approx. $4.4M

NOTE 13 – LITIGATION AND CLAIMS

As of December 31, 2023, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations wage statement violations and violation of the unfair business practices act. A lawsuit has been filed, but it is early in the process and the attorneys cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible.

Per Attorney letters issued there are no other pending cases or legal matters.

NOTE 14 – INCOME TAXES

Due to the losses incurred during the tax year ending 2022, and the expected zero tax due for 2023, there is no estimated tax liability for 2023. Therefore, no provision for income taxes has been included in the accompanying financial statements.

NOTE 15 – SUBSEQUENT EVENTS

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Cedar Advance Capital. The agreement encumbered $719,250 of receivables, resulting in a note payable of $525,000; the repayment term requires $22,477 per week for 32 weeks. On the same date, the Company entered into a short-term loan agreement collateralized by accounts receivable with Velocity Capital Group. The agreement encumbered $565,150 of receivables resulting in a note payable of $412,500; the repayment term requires $17,660 per week for 32 weeks.

On January 22, 2024, the Company entered into an agreement with Lillian Flores regarding the deferral of the required shareholder buyout payment of $611,253 due December 31, 2023. The deferral of the principal payment we requested by the Company for the purpose of capital retention. The agreement allows for a $16,500 monthly principal and interest payment starting in January 2024 through June 2024. Monthly interest is calculated at $1,585, leaving $14,915 applied to principal. The agreement requires the remaining deferred principal of $521,763 to be paid by the Company on or before June 30, 2024.

Late January 2024, the Company was notified that TransportUS, Inc. was awarded a transportation contract from the Veterans Administration for the central Los Angeles region. The total value of the contract is estimated at $7.5 million over 4.5 years. The original start date of February 1, 2024, was delayed until the start of the second quarter. The annual impact of this contract will be approximately $1.6 million in increased revenue.