Form 10-Q
period 2024-03-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2024-05-22
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 31, 2024, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $3,655,695.

The number of outstanding shares of the registrant’s common stock on March 31, 2024, was 94,917,302.

Documents Incorporated by Reference: None.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash	$1,451,475	$2,166,118
Accounts receivable, net (note 2)	1,331,385	1,583,379
Current Portion Note Receivable (note 3)	9,300	9,300
Prepaid Expenses	316,798	327,147
Deposits	60,575	61,575
Related Party Receivable (note 4)	-	-
Total Current Assets	3,169,533	4,147,519

Other Non-Current Assets
Fixed assets, net depreciation (note 5)	789,339	574,114
Note Receivable (note 3)	338,450	340,700
Operating Lease	1,005,633	1,005,633
Total Non-Current Assets	2,133,421	1,920,447

Total Assets	$5,302,954	$6,067,966

Liabilities
Current Liabilities
Accounts payable	$499,036	$449,921
Accrued Interest Due (note 9)	21,300	-
Deferred Revenue (note 7)	722,327	722,327
Accrued Payroll	625,833	626,694
Payroll liability - Pension (note 8)	364,158	507,793
Current portion of notes payable (note 9)	2,338,060	2,160,347
Total Current Liabilities	4,570,714	4,467,082

Long Term Liabilities
Long term portion of notes payable (note 9)	2,015,122	2,034,493
Operating Lease	1,060,015	1,060,015
Total Liabilities	7,645,851	7,561,590

Stockholders’ equity
Common stock, $.001 par value, 94,917,302 shares issued and outstanding at December 31, 2023 and 2022 (Note 7)	159,846	159,846
Retained earnings/(deficit)	(2,502,742)	(1,653,470)
Total Stockholders’ Equity	(2,342,896)	(1,493,624)
Total Liabilities and Stockholders’ Equity	$5,302,954	$6,067,966

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ending

	March 31,	March 31,
	2024	2023
Revenue
Services	$5,855,111	$7,116,202
Discounts and allowances	(4,169)	(48,145)
Other operational income	33,607	31,435
Total Revenue	5,884,549	7,099,492

Cost of Services
Salaries and related taxes	3,935,031	4,374,604
Employee benefits	736,010	876,415
Sub-Contractor payments	-	946,926
Training and direct expenses	33,020	27,718
Vehicles and equipment expenses	413,609	357,392
Total Cost of Services	5,117,671	6,583,055

Gross Margin	766,878	516,437

Operating Expenses
Salaries, payroll taxes and benefits	344,537	385,866
Vehicle expense	94,585	104,398
Professional services	256,008	166,042
Communication services	38,609	36,138
General liability insurance	38,197	49,850
Advertising and marketing	56,893	37,632
Staff training	58,227	121,046
Livescan services fees	25,584	44,081
Licenses and permits	33,615	25,802
General and administrative expenses	218,684	166,162
Loan interest	410,875	40,922
Depreciation expense	48,309	26,550
Total Operating Expenses	1,624,122	1,204,488

Net Income/(Loss) from Operations	(857,244)	(688,051)

Other Income (Expenses)
Other Income	7,972	5,294
Other (Expense)	-	(68,500)
Total Other Income/(Expense)	7,972	(63,206)

Net Income/(loss) before Income Taxes	(849,272)	(751,257)

Income tax expense

Net Income/(loss)	$(849,272)	$(751,257)

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0089)	$(0.0079)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	94,917,302	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ending March 31, 2024

			Additional		Total
	Common Stock		Paid-In	Stockholders’	Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2023	9,417,302	$159,846	$6,011,595	$(7,665,065)	$(1,493,624)

Net Income for the three months ending March 31, 2024		-	-	(849,272)	(849,272)

Balance, December 31, 2023	9,417,302	$159,846	$6,011,595	$(8,514,337)	$(2,342,896)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ending

	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities
Net Income/(Loss)	$(849,272)	$(751,257)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	251,994	(509,415)
Prepaid insurance	11,599	6,403
Accounts payable	49,115	162,213
Deferred revenue	-	(45,000)
Accrued Interest	21,300	21,300
Accrued Payroll	(861)	(3,970)
Payroll liability - Pension	(143,634)	47,190
Depreciation	48,309	26,560
Net Cash (Used)/provided in Operating Activities	(611,450)	(1,045,976)

Cash Flows (Used)/Provided from Investing Activities
Purchase of fixed assets, net retirements	(263,534)	(60,609)
Building improvements	-	(20,606)
Net Cash Used by Investing Activities	(263,534)	(81,215)

Cash (Used)/Provided from Financing Activities
Note Receivable	2,250	(1,269)
Financed Capital	937,500	-
Loan principal payments	(734,414)	(18,399)
Payment for Shareholder buyout	(44,745)	-
Net Cash Provided by Financing Activities	160,591	(19,668)

Net Increase (Decrease) in Cash	(714,393)	(1,146,858)
Cash at Beginning of Period	2,165,868	1,751,489
Cash at End of Period	$1,451,475	$604,631

Supplemental Cash Flow Information:
Income Taxes Paid	$-
Interest Paid	$410,875

Supplemental disclosure of non-cash financing activities:
Shareholder Loan	$2,697,960
Operating leases - right of use asset	$1,005,633
Operating leases - lease liability	$1,060,015

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2024, and December 31, 2023, the Company had cash and cash equivalents totaling $1,451,475 and $2,166,118 respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for Machinery and Equipment, and Vehicles is 5 years, Leased vehicle capital expenditures are depreciated based on lease term generally 4 years, with Leasehold improvements useful life of 15 Years.

Operating Leases

In February 2016, FASB ASU No. 2016-02 established ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. Effective December 31, 2022, we have implemented ASU No. 2016-02 and booked the operating lease asset and the related liability.

We have leased vehicles that are classified as operating leases per the guidelines. The capital lease value as calculated following FASB guidelines is presented as a non-current asset on the balance sheet. As of December 31, 2023, the value is calculated to be $1,005,633. For the Operating Lease liability, the amount of $1,060,015 was calculated as of December 31, 2023. Both the lease asset and liability are adjusted annually.

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

Revenue Recognition

We recognize revenue when the Invoice for contracted services is issued as stipulated by the contract. Other services provided are recognized at the time the service is provided. Ninety eight percent of revenues are billed monthly and recognized in the month the services were provided. Refunds and returns, which are minimal, are recorded as a reduction of revenue. The Company has not recorded a reserve for returns, since it does not believe such returns will be material.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2023, and March 31, 2024, due to the short-term nature of these instruments.

NOTE 3 – NOTE RECEIVABLE

On December 31, 2022, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of award. Funds from the contract were shared with AmeriGuard, during the first 3.5 years of operations which ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For March 31, 2024, the note receivable is presented with the current portion of $9,300, and long-term portion of $338,450, and a long-term portion of $340,700 for December 31, 2023.

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

The receivable balance on March 31, 2024, and December 31, 2023, was $57,971.

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following on March 31, 2024, and December 31, 2023:

	2024	2023
Leasehold Improvements	274,133	274,133
Machinery and Equipment	297,771	290,892
Vehicles	891,827	635,172
Total Fixed Assets	1,463,731	1,200,197
Accumulated Depreciation	(674,392)	(626,083)
Fixed Assets, Net	$789,339	$574,114

NOTE 6 – DEFERRED REVENUE

During the first three years of operations of TransportUS Inc, Secure Transportation, Inc. (Secure), a subcontractor, advanced funds to TransportUS Inc. with the expectation of future services provided for Secure. This arrangement ended, December 31, 2021, after Secure had advanced $1,087,327. The agreement moving forward required TransportUS to provide services in the amount of $15,000 per month or return funds to Secure in that same amount. During 2023, TransportUS has returned funds in the amount of $365,000, leaving a balance of $722,327 as of March 31, 2024, and December 31, 2023.

NOTE 7 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on March 31, 2024, and December 31, 2023, were $364,158 and $507,793 respectively.

NOTE 8 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out a Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. Interest rate on March 31, 2024, and December 31, 2023, 11.2%. The balance remaining on the SBA loan was $710,842 and $730,213 as of March 31, 2024, and December 31, 2023, respectively.

On July 7, 2022, the Company entered into a buyout agreement with shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company has accrued interest on December 31, 2022, of $49,035. Balance remaining in the amount of $2,697,960. All interest due was paid December 28, 2023, resulting in a balance of $0 on December 31, 2023. The Company requested a deferral of the payment of principal due December 31, 2023, and received a deferral from Mrs. Flores. On January 22, 2024, the Company entered into an agreement with Lillian Flores regarding the deferral of the required shareholder buyout payment of $611,253 due December 31, 2023. The deferral of the principal payment we requested by the Company for the purpose of capital retention. The agreement allows for a $16,500 monthly principal and interest payment starting in January 2024 through June 2024. Monthly interest is calculated at $1,585, leaving $14,915 applied to principal. The agreement requires the remaining deferred principal of $521,763 to be paid by the Company on or before June 30, 2024. As of March 31, 2024, the current portion of the shareholder buyout agreement was $1,240,095 and $1,285,680 as of December 31, 2023. The long-term portion of the buyout agreement was $1,412,280, for both March 31, 2024, and December 31, 2023.

On December 20, 2023, the company entered into a short-term loan agreement collateralized by accounts receivable from TVT Capital LLC. The agreement encumbered $1,199,200 of receivables resulting in a note payable of $800,000; the repayment term requires $49,967 per week for 24 weeks. As of March 31, 2024, the balance was $366,671 and as of December 31, 2023, the balance of $766,667, and is included as current portion of notes payable.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Cedar Advance Capital. The agreement encumbered $719,250 of receivables, resulting in a note payable of $525,000; the repayment term requires $22,477 per week for 32 weeks. As of March 31, 2024, the balance was $351,751, presented as current.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Velocity Capital Group. The agreement encumbered $565,150 of receivables resulting in a note payable of $412,500; the repayment term requires $17,660 per week for 32 weeks. As of March 31, 2024, the balance was $270,703, presented as current.

The following schedule details the loans active as of March 31, 2024, and December 31, 2023:

	2024	2023
Current Portion:
Notes and loans payable	$2,338,060	$2,160,347
Long term Portion:
Notes and loans payable	2,015,122	2,034,493
Total Notes Payable	$4,353,182	$4,194,840

NOTE 9 – STOCKHOLDERS’ EQUITY

On December 9, 2022, AGS executed a reverse merger agreement with AGSS resulting in significant adjustments to the equity section of both companies. The result of the merger was AGSS became the sole owner of AGS. Although the merger is dated December 9, 2022, for financial statement presentation purposes, we have presented the Equity Section as if the merger occurred in 2021.

The first significant impact on stockholders’ equity was the issuance of 90,000,000 AGSS shares to the shareholders of Ameriguard Security Services, Inc., in exchange for 1000 shares of AGS, adding a net increase in common shares outstanding of 89,999,000. Next was the cancelation and conversion of series 675,000 A-1 preferred shares held by AGSS on December 31, 2020. The result in the total number of shares outstanding is 93,417,302.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of March 31, 2024, the company had 35 vehicles under lease. The lease agreement includes maintenance services and tracking. The terms of the lease agreement vary based on the date the vehicle was leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 11 – CONCENTRATION OF SALES

The company generated approximately $5,800,000 in service revenue as of March 31, 2024, and approximately $7,000,000 in contract service revenue as of March 31, 2023. Of the total service revenue, approximately 87% was earned from four federal contracts in the first quarter 2024 and five contracts in the first quarter 2023. The contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $3M

●	Social security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $5.8M

●	National Institute of Health- EPA	-	May 2020 through May 2023 Annual Revenue of approx. $2.8M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through June 2024 Annual Revenue of approx. $4.9M

NOTE 12 – LITIGATION AND CLAIMS

As of December 31, 2023, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations wage statement violations and violation of the unfair business practices act. A lawsuit has been filed, but it is early in the process and the attorneys cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible. As of March 31, 2024, there have been no additional litigation issues, nor changes in those in process.

Per Attorney letters issued there are no other pending cases or legal matters.

NOTE 13 – INCOME TAXES

Due to the losses incurred during the tax year ending 2022, and the expected zero tax due for 2023, there is no estimated tax liability as of March 31, 2024. Therefore, no provision for income taxes has been included in the accompanying financial statements.

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

Corporate Structure

As previously mentioned, on December 9, 2022, AGSS executed a reverse merger with AmeriGuard resulting in AGSS becoming the sole owner of AmeriGuard. This merger establishes AGSS as a company operating a viable guard company with annual sales of approximately $24,000,000. On October 20, 2023, the Company executed a share purchase agreement to acquire TransportUS Inc. TransportUS, Inc. was incorporated on October 24, 2018, with an S-Corp tax election. The corporation was incorporated with the issuance of 1,000 shares with no-par par value stock held by Lawrence Garcia, President and CEO. TransportUS Inc. provides human transportation services as a federal contractor, currently providing services in the state of California. These two acquisitions within one year allows AGSS to access the capital market to generate the capital needed to continue its growth strategy of mergers and acquisitions within related industries.

AGSS continues developing the leadership team needed for success. We have in place a CEO with 20 years of experience in our industry who has experienced success in the government contracting market. Our new CFO has 20 years of experience in improving business performance as well as organizational growth across various sectors. Our Senior Controller has over 35 years of business finance experience, the last 15 of which he has been focusing on organizational development consulting across multiple industries, and an Operations team on the east coast managing IT and our federal contracts. We have an exclusive contract with Think Equity, a New York Investment Banking Firm, and we have engaged legal and SEC compliance professionals. We have a Board of Directors with Wall Street and government security experience, making us well positioned to aggressively grow the business.

Results of Operations for the three months ending March 31, 2024

Revenues and Cost of Goods Sold

The first quarter of 2024 experienced a 17.1% decrease of approximately $1,215,000 in overall revenue over the first quarter of 2023. The decrease was the net result of a federal guard contract that ended in May 2023 that provided approximately $1,800,000 in revenue each quarter, with an increase in revenue of approximately $550,000 from a federal transportation contract.

Despite the decline in revenue, AGSS experienced and increase in the gross profit margin due to the reduction of expenses, associated with the aforementioned contract that ended, along with increase transportation revenue without a significant increase in direct expenses. The results of the decline in revenue along with the reduction in direct expenses benefited AGSS by increasing the gross profit margin percentage from 7% to 13%.

Operating Expenses and Other Expense

Operation expenses increased in 2024 over 2023 by approximately $419,000. The majority of the increase, 88%, was the increase of approximately $370,000 in loan interest expense. Due to the tightening of capital markets during the previous 6 months, our efforts to acquire additional companies have been delayed. As a result, we have had to accept some less than desirable loan terms in order to support our operations at present. At the same time, we have been working diligently on finding more traditional financing to refinance our debt obligations. We anticipate receiving loan refinancing and an influx of capital before the end of the second quarter 2024.

The remaining increase of $50,000 in operating expenses is from a combination of increases and decreases in various expense categories. There was an increase in professional fees of approximately $90,000, an increase in advertising and marketing of approximately $19,000, an increase in depreciation expense of approximately $22,000, and an increase in the general and administrative expense group of approximately $52,000. The $183,000 of expense increases were offset by decreases of expenses in administrative salaries of $41,000, Staff training expenses of $63,000, and reduction of license fees for the live scan service of $18,500.

At this time, we believe that our operating structure and current level of expense can handle significantly more revenue with minor increases in our operating overhead expenses. This would allow the entire gross profit of any new contract or company acquisition to flow directly to our earnings, providing a consistent return on investment for our stockholders. Management is focused on reducing operating expenses wherever possible and actively seeking companies to acquire.

Net (Loss) from Operations

Net loss in the first quarter of 2024 was approximately $857,000, which is an increase over the loss in [the first quarter of] 2023 of approximately $688,000. As previously mentioned, our operational structure that drives these costs has excess capacity in anticipation of significant growth via new contracts, or more specifically, company acquisitions. This allows additional revenue to flow directly to our earnings.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from debt financing. During the three months ending March 31, 2024, operations generated a net decrease in cash of approximately $611,000 while cash used by investing activities was approximately $263,000. Financing activities added approximately 160,600. The net decrease in cash for the period was approximately $714,000.

On March 31, 2024, the Company had cash on hand of $1,451,475 with total current assets of $3,169,533.

Moving Forward

Following the reverse merger in December 2022, we have been hard at work getting AGSS in the position it is in today. It has been difficult and expensive to get to this point of being a public company with the corporate structure, systems and team that can expand our business with increasing profitability. These costs have had a negative impact on our bottom line, yet we are now in position to execute our plans. Our current overhead expense structure has the capacity to manage multiple times the revenues from one of our two strategic sources. We remain confident and expect that our future will be profitable.

Our first source is to continue down our historical path of seeking out contracts that meet our sweet spot and bidding with the expectation of successful results. In early February 2024, TransportUS Inc was awarded a new contract from the Department of Veterans Affairs providing transportation for veterans in central LA. TransportUS Inc currently has proposals with two other cities for similar services. Ameriguard Security Services Inc has proposals out for guard services as well.

Our second source of growth is mergers and acquisitions. Now that we have access to capital markets and we operate in both the guard industry and the non-emergency medical transportation industry, we believe that we are well-positioned for long-term growth. The total available market for the security industry continues to grow, and at the same time, there is significant consolidation occurring. As a top-tier company in the industry, we can be a desired company for acquisition exits and quickly triple our revenues with one or two key acquisitions. After such acquisitions, we could see the additional gross profits from acquired companies flow directly to our earnings. Such returns may be quick and significant. The non-emergency medical transportation industry continues to expand and the opportunity for gaining contracts is increasing. At the same time, our intention is to find additional transportation companies to acquire.

There are also acquisition opportunities in several other industries that fit our business model. Those include cyber security, private security, ammunition manufacturing, and surveillance to mention a few.

The Company continues the process of our first equity raise to recover our expended working capital and acquire additional companies. We anticipate the equity raise to be completed in the next quarter.

Management is very positive regarding profitable operations for the next twelve months based on the following:

●	AGSS operates in growing industries.

●	The security industry continues to expand, and we are now a part of the expanding transportation industry as well

●	There are over 8,000 security companies operating in our market, with 50% available for acquisition.

●	Our management team, Board of Directors and supporting equity professionals can get the job done.

●	We have been and will continue to be a company that is very conservative with our resources and will use every possible dollar to provide strength and good return to our investors.

●	We are in it for the long haul.

●	We make profits the old fashion way, hard work.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of March 31, 2024, due to the same weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire support staff to separate duties between different individuals. The Company plans to address these weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weakness.

As of March 31, 2024, we did not maintain effective controls over the control environment. The Board of Directors has not established an audit committee as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2024, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO. Management believes that the weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management will further recruit qualified individuals, establish an audit committee, and ensure that board members have current and pertinent financial experience.

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

As of December 31, 2023, there are three employment-related matters pending. The issues in such matters involve terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations, and violation of the unfair business practices act. A lawsuit has been filed in Fresno County Superior Court, but it is early in the process and we cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible. As of March 31, 2024, there have been no additional litigation issues, nor changes in those in process.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Date: May 22, 2024	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: May 22, 2024	By:	/s/ Jason Bovell
		Name:	Jason Bovell
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2024

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