Form 10-Q
period 2024-06-30
AMERIGUARD SECURITY SERVICES, INC.
filed 2024-08-15
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2024, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $1,629,646.

The number of outstanding shares of the registrant’s common stock on June 30, 2024, was 94,917,302

Documents Incorporated by Reference: None.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

ii

PART I – Financial Information

Item 1. Financial Statements (unaudited)

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash	$579,159	$2,166,118
Accounts receivable, net (note 2)	1,824,732	1,583,379
Current Portion Note Receivable (note 3)	9,300	9,300
Prepaid Expenses	378,108	327,147
Deposits	55,874	61,575
Related Party Receivable (note 4)	-	-
Total Current Assets	2,847,173	4,147,519

Other Non-Current Assets
Fixed assets, net depreciation (note 5)	795,497	574,114
Note Receivable (note 3)	336,200	340,700
Operating Lease	1,005,633	1,005,633
Total Non-Current Assets	2,137,330	1,920,447

Total Assets	$4,984,503	$6,067,966

Liabilities
Current Liabilities
Accounts payable	$315,242	$449,921
Accrued Interest Due (note 9)	42,600	-
Deferred Revenue (note 7)	672,327	722,327
Accrued Payroll	630,134	626,694
Payroll liability - Pension (note 8)	451,804	507,793
Current portion of notes payable (note 9)	2,550,939	2,160,347
Total Current Liabilities	4,663,046	4,467,082

Long Term Liabilities
Long term portion of notes payable (note 9)	1,995,632	2,034,493
Operating Lease	1,060,015	1,060,015
Total Liabilities	7,718,693	7,561,590

Stockholders’ equity
Common stock, $.001 par value, 94,917,302 shares issued and outstanding at December 31, 2023 and 2022 (Note 7)	159,846	159,846
Retained earnings/(deficit)	(2,894,036)	(1,653,470)
Total Stockholders’ Equity	(2,734,190)	(1,493,624)
Total Liabilities and Stockholders’ Equity	$4,984,503	$6,067,966

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ending

	June 30,	June 30,
	2024	2023
Revenue
Services	$12,252,971	$13,319,932
Discounts and allowances	(11,649)	(65,120)
Other operational income	66,835	66,180
Total Revenue	12,308,157	13,320,991

Cost of Services
Salaries and related taxes	8,007,892	8,666,771
Employee benefits	1,623,685	1,818,197
Sub-Contractor payments	-	1,441,910
Training and direct expenses	55,474	43,359
Vehicles and equipment expenses	881,235	612,518
Total Cost of Services	10,568,285	12,582,755
Gross Margin	1,739,872	738,236

Operating Expenses
Salaries, payroll taxes and benefits	663,592	836,646
Vehicle expense	195,437	201,571
Professional services	470,950	270,228
Communication services	87,606	75,230
General liability insurance	59,544	108,088
Advertising and marketing	115,466	64,435
Staff training	206,566	201,289
Livescan services fees	47,352	67,444
Licenses and permits	76,058	40,672
General and administrative expenses	374,177	354,564
Loan interest	617,248	97,862
Depreciation expense	94,203	55,266
Total Operating Expenses	3,008,198	2,373,295

Net Income/(Loss) from Operations	(1,268,327)	(1,635,058)

Other Income (Expenses)
Other Income	27,761	3,302,377
Other (Expense)	-	(642,373)
Total Other Income/(Expense)	27,761	2,660,004

Net Income/(loss) before Income Taxes	(1,240,566)	1,024,946

Income tax expense

Net Income/(loss)	$(1,240,566)	$1,024,946

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0131)	$0.0108

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	94,917,302	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED June 30, 2024

			Additional		Total
	Common Stock		Paid-In	Stockholders’	Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2023	9,417,302	$159,846	$6,011,595	$(7,665,065)	$(1,493,624)
Net Income for the three months ending March 31, 2024		-	-	(1,240,566)	(1,240,566)
Balance, June 30, 2024	9,417,302	$159,846	$6,011,595	$(8,905,631)	$(2,734,190)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ending

	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities
Net Income/(Loss)	$(1,240,566)	$1,024,946
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	(250,094)	420,487
Prepaid insurance	(45,010)	25,945
Accounts payable	(125,938)	562,658
Deferred revenue	(50,000)	(90,000)
Accrued Interest	42,600	42,600
Accrued Payroll	(979)	(4,778)
Payroll liability - Pension	(51,568)	(111,502)
Depreciation	94,203	55,266
Net Cash (Used)/provided in Operating Activities	(1,627,352)	1,925,622

Cash Flows (Used)/Provided from Investing Activities
Purchase of fixed assets, net retirements	(315,588)	(51,442)
Building improvements	-	(50,001)
Net Cash Used by Investing Activities	(315,588)	(101,444)

Cash (Used)/Provided from Financing Activities
Note Receivable	4,500	(564)
Financed Capital	1,241,100	-
Loan principle payments	(784,964)	(5,678)
Payment for Shareholder buyout	(104,405)	-
Net Cash Provided by Financing Activities	356,231	(6,243)

Net Increase (Decrease) in Cash	(1,586,709)	1,817,936
Cash at Beginning of Period	2,165,868	1,751,489
Cash at End of Period	$579,159	$3,569,425

Supplemental Cash Flow Information:
Income Taxes Paid	$-
Interest Paid	$617,248
Supplemental disclosure of non-cash financing activities:
Shareholder Loan	$2,697,960
Operating leases - right of use asset	$1,005,633
Operating leases - lease liability	$1,060,015

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AmeriGuard Security Services, Inc. (“AGS”), was incorporated on November 14, 2002, with an S-Corp tax election. The corporation was incorporated with the issuance of 1,000 shares of no-par value stock held by Lawrence Garcia, President and CEO with 550 shares, and Lillian Flores, VP of Operations with 450 shares. AGS provides armed guard services as a federal contractor with licenses in five states and provides commercial guard services in California.

On July 7, 2021, AGS, entered into an agreement to gain 100% control of Health Revenue Assurance Holdings, Inc (“HRAA”) a public corporation, incorporated in Nevada, by the purchase of 10,000,000 shares of Preferred A-1 Stock from the seller, Custodian Ventures LLC. The purchase of HRAA allowed the Company to begin plans to consummate a reverse merger with HRAA, becoming a wholly owned subsidiary of a public company. In March of 2022, a Certificate of Amendment was filed with the Nevada Secretary of State, changing the name of HRAA to Ameriguard Security Services, Inc. (“AGSS”). Shortly thereafter, a stock name and ticker change report was filed with the SEC, and the stock ticker of HRAA was changed to AGSS.

On December 9, 2022, AGS executed the reverse merger agreement and became the subsidiary of AGSS (the “Company”). From that point forward, the financial statement filings will be the consolidation of Ameriguard Security Services, Inc, a Nevada company, with Ameriguard Security Services, Inc., a California company.

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

Basis of Presentation

These consolidating financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. The financial statements and notes include TransportUS Inc.’s financial results for the fiscal year ending December 31, 2023.

Risks and Uncertainties

The risks and uncertainties described below may not be the only ones we are or may face in the future. If any of the following do occur, our business, financial condition or results of operations could be materially adversely affected.

The company receives over 83% of its total revenue from five Federal contracts as described in Note 12 below. These contracts have specific terms, typically five years with the opportunity for extension, but there are no assurances they will be extended. Although we have had several extended in the past, there is no guarantee this will again happened in the future. However, there are significant direct expenses for each contract that also are removed from operations at the end of a contract. As a result, the revenue lost from a completed contract does not affect the bottom-line profits in an amount equal to the revenue lost. The actual net income impact depends on the contract.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with United States generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, along with the collectability of some receivables from customers.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2024, and December 31, 2023, the Company had cash and cash equivalents totaling $579,159 and $2,166,118 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over eighty-seven percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of June 30, 2024, and December 31, 2023, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2023, and June 30, 2024, due to the short-term nature of these instruments.

NOTE 3 – NOTE RECEIVABLE

On December 31, 2022, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of award. Funds from the contract were shared with AmeriGuard, during the first 3.5 years of operations which ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For June 30, 2024, the note receivable is presented with the current portion of $9,300, and long-term portion of $336,200, and a long-term portion of $340,700 for December 31, 2023.

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

The receivable balance on June 30, 2024, was $0 and December 31, 2023, was $57,971.

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following on June 30, 2024, and December 31, 2023:

	2024	2023
Leasehold Improvements	274,133	274,133
Machinery and Equipment	297,770	290,892
Vehicles	943,880	635,172
Total Fixed Assets	1,515,783	1,200,197
Accumulated Depreciation	(720,286)	(626,083)
Fixed Assets, Net	$795,497	$574,114

NOTE 7 – DEFERRED REVENUE

During the first three years of operations of TransportUS Inc, Secure Transportation, Inc. (Secure), a subcontractor, advanced funds to TransportUS Inc. with the expectation of future services provided for Secure. This arrangement ended, December 31, 2021, after Secure had advanced $1,087,327. The agreement moving forward required TransportUS to provide services in the amount of $15,000 per month or return funds to Secure in that same amount. Since January 2022, TransportUS has returned funds in the amount of $415,000, leaving a balance of $672,327 as of June 30, 2024.

NOTE 8 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on June 30, 2024, and December 31, 2023, were $451,804 and $507,793 respectively.

NOTE 9 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out a Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. Interest rate on June 30, 2024, and December 31, 2023, 11.2%. The balance remaining on the SBA loan was $691,352 and $730,213 as of June 30, 2024, and December 31, 2023, respectively.

On July 7, 2022, the Company entered into a buyout agreement with shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company has accrued interest on December 31, 2022, of $49,035. Balance remaining in the amount of $2,697,960. All interest due was paid December 28, 2023, resulting in a balance of $0 on December 31, 2023. The Company requested a deferral of the payment of principal due December 31, 2023, and received a deferral from Mrs. Flores. On January 22, 2024, the Company entered into an agreement with Lillian Flores regarding the deferral of the required shareholder buyout payment of $611,253 due December 31, 2023. The deferral of the principal payment we requested by the Company for the purpose of capital retention. The agreement allows for a $16,500 monthly principal and interest payment starting in January 2024 through June 2024. Monthly interest is calculated at $1,585, leaving $14,915 applied to principal. The agreement requires the remaining deferred principal of $521,763 to be paid by the Company on or before June 30, 2024. As of June 30, 2024, the current portion of the shareholder buyout agreement was $1,181,275 and $1,285,680 as of December 31, 2023. The long-term portion of the buyout agreement was $1,412,280, for both June 30, 2024, and December 31, 2023. On June 30, 2024, Lillian Flores agreed to continue the extension for three months ending September 30, 2024.

On December 20, 2023, the company entered into a short-term loan agreement collateralized by accounts receivable from TVT Capital LLC. The agreement encumbered $1,199,200 of receivables resulting in a note payable of $800,000; the repayment term requires $49,967 per week for 24 weeks. As of June 30, 2024, the balance was $366,671 and as of December 31, 2023, the balance of $766,667, and is included as current portion of notes payable.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Cedar Advance Capital. The agreement encumbered $719,250 of receivables, resulting in a note payable of $525,000; the repayment term requires $22,477 per week for 32 weeks. As of June 30, 2024, the balance was $351,751, presented as current.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Velocity Capital Group. The agreement encumbered $565,150 of receivables resulting in a note payable of $412,500; the repayment term requires $17,660 per week for 32 weeks. As of June 30, 2024, the balance was $257,813, presented as current.

On April 16, 2024, the Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC secured by Company shares. The principal amount of the loan is $90,850 with the net cash to the Company in the amount of $79,000 after a 12% original issue discount and loan fees. The Company agrees to 10 payments of $10,175 including interest of 12%. As of June 30, 2024, the balance due was $76,680, presented as current.

On April 16, 2024, the Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC secured by Company shares. The principal amount of the loan is $90,850 with the net cash to the Company in the amount of $79,000 after a 12% original issue discount and loan fees. The Company agrees to 5 payments starting with $50,876 Due October 30, 2024, followed by 4 payments of $12,719 due at the end of the month until February 2025, including 12% interest. As of June 30, 2024, the balance due was $90,850, presented as current.

On June 17, 2024, the Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC secured by Company shares. The principal amount of the loan is $121,900 with the net cash to the Company in the amount of $100,000 after a 12% original issue discount and loan fees. The Company agrees to 5 payments starting with $68,264 due December 15, 2024, followed by 4 payments of $17,066 due on the 15th of each month until April 2025, including 12% interest. As of June 30, 2024, the balance due was $121,900, presented as current.

The following schedule details the loans active as of June 30, 2024, and December 31, 2023:

	2024	2023
Current Portion:
Notes and loans payable	$2,550,939	$2,160,347
Long term Portion:
Notes and loans payable	1,995,632	2,034,493
Total Notes Payable	$4,546,571	$4,194,840

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

On October 20, 2023, the Company executed a share purchase agreement to acquire a related company owned by Lawrence Garcia, CEO. TransportUS Inc. was acquired with 3,000,000 shares with the initial 1,500,000 shares to purchase the company and a bonus of 1,500,000 shares when TransportUS renews its main services contract with the Veterans Affairs Department of Long Beach, CA. Although the purchase agreement is dated October 2023, for financial statement presentation purposes, we have presented the purchase as if it occurred in 2022. The only change to the Stockholders Equity report for 2024 is the inclusion of the consolidated net loss of $1,194,141.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of June 30, 2024, the company had 65 vehicles under lease. The lease agreement includes maintenance services and tracking. The terms of the lease agreement vary based on the date the vehicle was leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 12 – CONCENTRATION OF SALES

The company generated approximately $12,000,000 in service revenue as of June 30, 2024, and approximately $10,700,000 in contract service revenue. Of the total service revenue, approximately 83% was earned from four federal contracts in the first quarter 2024 and five contracts in the first quarter 2023. The contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $3.1M

●	Social Security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5.1M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $5.8M

●	National Institute of Health- EPA	-	May 2020 through May 2023 Annual Revenue of approx. $2.8M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through September 2024 Annual Revenue of approx. $5.6M

●	Veterans Administration – Central Los Angeles CA	-	Feb 2019 through September 2024 Annual Revenue of approx. $1.4M

NOTE 13 – LITIGATION AND CLAIMS

As of December 31, 2023, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations wage statement violations and violation of relevant unfair business practices acts. A lawsuit has been filed, but it is early in the process and we are unable to comment on the merits of such lawsuit at this time. The Company believes this lawsuit has no merit and intends to resolve it before a trial, if possible. As of June 30, 2024, there have been additional litigation matters of relevance. Additionally, we have had one lender file a complaint as of July 17, 2024. The lender and the Company are in settlement negotiations over the actual amount, which we believe is immaterial, which is owed as well as whether certain contract obligations were appropriately complied with. The Company intends to resolve this complaint before any trial, if possible.

NOTE 14 – INCOME TAXES

Due to the losses incurred during the tax year ending 2022, and the expected zero tax due for 2023, there is no estimated tax liability as of June 30, 2024. Therefore, no provision for income taxes has been included in the accompanying financial statements.

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

Results of Operations for the six months ending June 30, 2024

Revenues and Cost of Goods Sold

At the end of the second quarter of 2024 the Company experienced an 8.0% decrease in services revenue compared to the same time period of 2023 of approximately $1,066,000. The decrease was the result of a federal guard contract that ended in May 2023 that provided approximately $2,880,000 in revenue through June of that year. This revenue loss was offset by an increase in revenue of approximately $1,800,000 from federal transportation contracts.

Despite the decline in revenue, AGSS experienced an increase in the gross profit margin due to the reduction of expenses, associated with the aforementioned contract that ended in May 2023. During 2024, AGSS has been focused on staff management of the three Federal Guard contracts currently held, to improve operation efficiencies and reduce over time expenses. This effort, along with increase transportation revenue without a significant increase in direct expenses, has caused the increase in the gross profit margin. The results of the decline in revenue along with the reduction in direct expenses benefited AGSS by increasing the gross profit margin percentage from 6% to 14% adding approximately $1,000,000 towards overhead expenses.

Operating Expenses and Other Expense

Operation expenses increased in 2024 over 2023 by approximately $623,000. Much of the increase, 83%, was the increase of approximately $520,000 in loan interest expense. Due to the tightening of capital markets during the previous six months, we have had to accept less than favorable loan terms in order to expand our operations. We have been working diligently on finding more traditional financing to refinance our debt obligations. We anticipate receiving loan refinancing and an influx of capital before the end of the third quarter 2024.

The remaining increase of $100,000 in operating expenses is from a combination of increases and decreases in various expense categories. There was an increase in professional fees of approximately $190,000, an increase in advertising and marketing of approximately $50,000, an increase in depreciation expense of approximately $39,000, an increase in licenses of approximately $35,000 and an increase in the general and administrative expense group of approximately $19,000. This $333,000 expense increase was offset by decreases of expenses in administrative salaries of $173,000, general liability insurance of $48,000.

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

Net (Loss) from Operations

Net loss through June of 2024 was approximately $1,222,000, which is a decrease over the loss during the same time period of 2023 by approximately $413,000. Separating the 6-month loss by quarter in 2024, the first quarter loss was approximately $857,000 and the second quarter loss was approximately $375,000, a 56% reduction. It is management’s expectation that quarterly losses will continue to decrease during the remainder of 2024, and in the event we are successful in being awarded some new federal contracts, we can see the quarterly loss being eliminated by the end of 2024.

As previously mentioned, the operational structure that drives these costs has excess capacity in anticipation of significant growth via new contracts, or more specifically, company acquisitions. This allows additional revenue to flow directly to our bottom-line earnings.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from debt financing. During the six months ending June 30, 2024, operations generated a net decrease in cash of approximately $1,600,000 while cash used by investing activities was approximately $316,000. Financing activities added approximately $356,000. The net decrease in cash for the period was approximately $1,586,000.

On June 30, 2024, the Company had cash on hand of $579,000 with total current assets of $2,847,918.

Moving Forward

Following the reverse merger in December 2022, we have been diligently at work to achieve the goals that AGSS has laid out as part of its long-term plan. As to be expected, there have been challenges as we embark on our growth plan as a public entity. Although the costs of being a public company as well as accelerating the company’s growth has impacted our bottom line, we believe that we are now in a position to execute our plans. Our current overhead expense structure has the capacity to manage multiple times the revenues from one of our two strategic sources. We remain confident and expect that our future will be profitable. As indicated above, our second Quarter loss was 56% lower than the first quarter. That was due to an increase in revenue from out Transportation company and a reduction in overtime costs in our guard contracts.

Our first source is to continue down our historical path of seeking out contracts that meet our sweet spot and bidding with the expectation of successful results. In early February 2024, TransportUS Inc was awarded a new contract from the Department of Veterans Affairs providing transportation for veterans in central LA. In late June we received a 3-month extension on our Long Beach contract with the Department of Veterans Affairs. TransportUS Inc currently has two proposals with the Department of Veterans Affairs in two California cities. These contracts will be awarded in the third quarter. If awarded to TransportUS, they will add $5 million a year in revenue. Ameriguard Security Services Inc continues to submit proposals for Federal contract as well. We currently have two contracts in process and several more in process. We anticipate several contracts to be awarded in the coming months. If Ameriguard is to be awarded one or two of the contracts we have in process, revenue increases would be between $5 and $15 million.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to a weakness in our internal control over financial reporting discussed below.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of June 30, 2024, due to the same weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire support staff to separate duties between different individuals. The Company plans to address these weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weakness.

As of June 30, 2024, we did not maintain effective controls over the control environment. The Board of Directors has not established an audit committee as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2024, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO. Management believes that the weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management will further recruit qualified individuals, establish an audit committee, and ensure that board members have current and pertinent financial experience.

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

PART II – Other Information

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

As of June 30, 2024, there are three employment-related matters pending. The issues in such matters involve terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations, and violation of the unfair business practices act. A lawsuit has been filed, but it is early in the process and we cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible. As of June 30, 2024, there has been no additional litigation issues, nor changes in those in process.

Additionally, we have had one lender file a complaint as of July 17, 2024. The lender and the Company are in settlement negotiations over the actual amount, which we believe is immaterial, which is owed as well as whether certain contract obligations were appropriately complied with. The Company intends to resolve this complaint before a trial, if possible.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Date: August 14, 2024	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: August 14, 2024	By:	/s/ Jason Bovell
		Name:	Jason Bovell
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Six Months Ended June 30, 2024

Exhibit No.	Description
3.1	Certificate of Incorporation of AMERIGUARD SECURITY SERVICES, INC., as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2022).

3.2	Amended and Restated By-Laws of AMERIGUARD SECURITY SERVICES, INC. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 14, 2022).

21.1*	Subsidiaries of the Company- Ameriguard Security Services, Inc. (California)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Exhibits filed herewith.