Form 10-Q
period 2024-09-30
AMERIGUARD SECURITY SERVICES, INC.
filed 2024-11-14
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2024

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on September 30, 2024, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter is $2,645,130.

The number of outstanding shares of the registrant’s common stock on September 30, 2024, was 94,917,302

Documents Incorporated by Reference: None.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

ii

PART I – Financial Information

Item 1. Financial Statements (unaudited)

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
Assets
Current Assets
Cash	$896,616	$2,166,118
Accounts receivable, net (note 2)	1,689,587	1,583,379
Current Portion Note Receivable (note 3)	9,300	9,300
Prepaid Expenses	402,841	327,147
Deposits	104,489	61,575
Related Party Receivable (note 4)	-	-
Total Current Assets	3,102,833	4,147,519

Other Non-Current Assets
Fixed assets, net depreciation (note 5)	934,155	574,114
Note Receivable (note 3)	333,950	340,700
Operating Lease	1,005,633	1,005,633
Total Non-Current Assets	2,273,738	1,920,447

Total Assets	$5,376,571	$6,067,966

Liabilities
Current Liabilities
Accounts payable	$830,266	$449,921
Deferred Revenue (note 6)	687,327	722,327
Accrued Payroll	625,572	626,694
Payroll liability - Pension (note 7)	575,172	507,793
Current portion of notes payable (note 8)	1,832,955	2,160,347
Total Current Liabilities	4,551,293	4,467,082

Long Term Liabilities
Long term portion of notes payable (note 8)	3,040,230	2,034,493
Operating Lease	1,060,015	1,060,015
Total Liabilities	8,651,537	7,561,590

Stockholders’ equity
Common stock, $.001 par value, 94,917,302 shares issued and outstanding at December 31, 2023 and 2022 (Note 9)	159,846	159,846
Retained earnings/(deficit)	(3,434,813)	(1,653,470)
Total Stockholders’ Equity	(3,274,967)	(1,493,624)
Total Liabilities and Stockholders’ Equity	$5,376,571	$6,067,966

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ending

	September 30,	September 30,
	2024	2023
Revenue
Services	$19,191,163	$18,883,373
Discounts and allowances	(16,855)	(93,183)
Other operational income	108,592	91,902
Total Revenue	19,282,900	18,882,092

Cost of Services
Salaries and related taxes	12,176,642	12,237,915
Employee benefits	2,411,147	2,549,454
Sub-Contractor payments	383,365	1,477,908
Training and direct expenses	97,389	72,536
Vehicles and equipment expenses	1,604,764	904,192
Total Cost of Services	16,673,307	17,242,005
Gross Margin	2,609,593	1,640,087

Operating Expenses
Salaries, payroll taxes and benefits	978,107	1,193,751
Vehicle expense	327,443	315,203
Professional services	750,492	409,598
Communication services	136,180	112,347
General liability insurance	122,685	127,422
Advertising and marketing	171,343	101,146
Staff training	340,114	288,861
Livescan services fees	68,040	98,114
Licenses and permits	113,672	65,177
General and administrative expenses	573,628	491,454
Loan interest	691,772	142,594
Depreciation expense	155,417	83,982
Total Operating Expenses	4,428,893	3,429,650

Net Income/(Loss) from Operations	(1,819,300)	(1,789,563)

Other Income (Expenses)
Other Income	37,957	3,318,527
Other (Expense)	-	(712,873)
Total Other Income/(Expense)	37,957	2,605,654

Net Income/(loss) before Income Taxes	(1,781,343)	816,090

Income tax expense

Net Income/(loss)	$(1,781,343)	$816,090

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0188)	$0.0086

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	94,917,302	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED September 30, 2024

			Additional		Total
	Common Stock		Paid-In	Stockholders’	Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2023	94,917,302	159,846	6,011,595	(7,665,065)	$(1,493,624)
Net Income for the nine months ending September 30, 2024		-	-	(1,781,343)	(1,781,343)
Balance, September 30, 2024	94,917,302	159,846	6,011,595	(9,446,408)	(3,274,967)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ending

	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net Income/(Loss)	$(1,781,343)	$816,090
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	(106,207)	86,209
Prepaid insurance	(74,445)	(44,776)
Deposits	(43,914)	(23,874)
Accounts payable	380,345	(164,500)
Deferred revenue	(35,000)	(120,000)
Accrued Interest	-	63,900
Accrued Payroll	(1,121)	(165,933)
Payroll liability - Pension	67,380	(87,108)
Depreciation	155,417	64,595
Net Cash (Used)/provided in Operating Activities	(1,438,888)	424,603

Cash Flows (Used)/Provided from Investing Activities
Purchase of fixed assets, net retirements	(515,459)	(36,122)
Building improvements	-	(50,001)
Net Cash Used by Investing Activities	(515,459)	(86,123)

Cash (Used)/Provided from Financing Activities
Note Receivable	6,750	(764)
Financed Capital	1,700,810	-
Loan principle payments	(873,315)	(60,953)
Payment for Shareholder buyout	(149,150)	-
Net Cash Provided by Financing Activities	685,095	(61,717)

Net Increase (Decrease) in Cash	(1,269,252)	276,763
Cash at Beginning of Period	2,165,868	1,751,489
Cash at End of Period	$896,616	$2,028,253

Supplemental Cash Flow Information:
Income Taxes Paid	$-
Interest Paid	$691,772
Supplemental disclosure of non-cash financing activities:
Shareholder Loan	$2,697,960
Operating leases - right of use asset	$1,005,633
Operating leases - lease liability	$1,060,015

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ending

	September 30,	September 30,
	2024	2023
Revenue
Services	$6,943,118	$5,558,530
Discounts and allowances	(5,206)	(27,669)
Other operational income	41,740	30,240
Total Revenue	6,979,651	5,561,101

Cost of Services
Salaries and related taxes	4,168,750	3,571,144
Employee benefits	787,447	731,258
Sub-Contractor payments	383,365	35,998
Training and direct expenses	36,871	29,177
Vehicles and equipment expenses	709,701	294,072
Total Cost of Services	6,086,134	4,661,649
Gross Margin	893,517	899,452

Operating Expenses
Salaries, payroll taxes and benefits	314,340	357,105
Vehicle expense	132,007	113,632
Professional services	282,802	139,370
Communication services	48,574	37,117
General liability insurance	43,611	16,935
Advertising and marketing	49,324	34,711
Staff training	125,844	87,272
Livescan services fees	20,688	30,671
Licenses and permits	37,614	24,505
General and administrative expenses	206,281	139,190
Loan interest	74,524	44,733
Depreciation expense	61,214	28,716
Total Operating Expenses	1,396,824	1,053,957

Net Income/(Loss) from Operations	(503,307)	(154,505)

Other Income (Expenses)
Other Income	10,196	16,150
Other (Expense)	-	(70,500)
Total Other Income/(Expense)	10,196	(54,350)

Net Income/(loss) before Income Taxes	(493,111)	(208,855)

Income tax expense

Net Income/(loss)	$(493,111)	$(208,855)

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

The company receives over 88% of its total revenue from five Federal contracts as described in Note 11 below. These contracts have specific terms, typically five years with the opportunity for extension, but there are no assurances they will be extended. Although we have had several extended in the past, there is no guarantee this will again happened in the future. However, there are significant direct expenses for each contract that also are removed from operations at the end of a contract. As a result, the revenue lost from a completed contract does not affect the bottom-line profits in an amount equal to the revenue lost. The actual net income impact depends on the contract.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2024, and December 31, 2023, the Company had cash and cash equivalents totaling $896,616 and $2,166,118 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over eighty-seven percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of September 30, 2024, and December 31, 2023, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2023, and September 30, 2024, due to the short-term nature of these instruments.

NOTE 3 – NOTE RECEIVABLE

On December 31, 2022, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of award. Funds from the contract were shared with AmeriGuard, during the first 3.5 years of operations which ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For September 30, 2024, the note receivable is presented with the current portion of $9,300, and long-term portion of $333,950, and a long-term portion of $340,700 for December 31, 2023.

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

The receivable balance on September 30, 2024, was $0 and December 31, 2023, was $0.

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following on September 30, 2024, and December 31, 2023:

	2024	2023
Leasehold Improvements	274,133	274,133
Machinery and Equipment	298,974	290,892
Vehicles	1,142,548	635,172
Total Fixed Assets	1,715,655	1,200,197
Accumulated Depreciation	(781,500)	(626,083)
Fixed Assets, Net	$934,155	$574,114

NOTE 6 – DEFERRED REVENUE

During the first three years of operations of TransportUS Inc, Secure Transportation, Inc. (Secure), a subcontractor, advanced funds to TransportUS Inc. with the expectation of future services provided for Secure. This arrangement ended, December 31, 2021, after Secure had advanced $1,087,327. The agreement moving forward required TransportUS to provide services in the amount of $15,000 per month or return funds to Secure in that same amount. Since January 2022, TransportUS has returned funds in the amount of $415,000, leaving a balance of $672,327 as of September 30, 2024. During the 3rd quarter Ameriguard Security Services Inc. received advance payment from for administrative services from an unrelated company with a remaining balance of $15,000 as of September 30, 2024, bringing the total deferred revenue amount to $687,327.

NOTE 7 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on September 30, 2024, and December 31, 2023, were $575,172 and $507,793 respectively.

NOTE 8 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out a Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. The interest rate on September 30, 2024, is 10.75% and on December 31, 2023, it was 11.2%. The balance remaining on the SBA loan was $670,856 and $730,213 as of September 30, 2024, and December 31, 2023, respectively.

On July 7, 2022, the Company entered into a buyout agreement with shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company has accrued interest on December 31, 2022, of $49,035. Balance remaining in the amount of $2,697,960. All interest due was paid December 28, 2023, resulting in a balance of $0 on December 31, 2023. The Company requested a deferral of the payment of principal due December 31, 2023, and received a deferral from Mrs. Flores. On January 22, 2024, the Company entered into an agreement with Lillian Flores regarding the deferral of the required shareholder buyout payment of $611,253 due December 31, 2023. The deferral of the principal payment we requested by the Company for the purpose of capital retention. The agreement allows for a $16,500 monthly principal and interest payment starting in January 2024 through June 2024. Monthly interest is calculated at $1,585, leaving $14,915 applied to principal. The agreement requires the remaining deferred principal of $521,763 to be paid by the Company on or before June 30, 2024. On June 30, 2024, Lillian Flores agreed to continue the extension for three months ending September 30, 2024. As of September 30, 2024, the total due for shareholder buyout agreement was $2,563,725 and $2,697,960 as of December 31, 2023. Currently, management is negotiating with note holder to refinance the note in an effort to continue monthly payments and to defer the final principal payment to December 31, 2026.

On December 20, 2023, the company entered into a short-term loan agreement collateralized by accounts receivable from TVT Capital LLC. The agreement encumbered $1,199,200 of receivables resulting in a note payable of $800,000; the repayment term requires $49,967 per week for 24 weeks. As of September 30, 2024, the balance was $366,671 and as of December 31, 2023, the balance of $766,667, and is included as current portion of notes payable.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Cedar Advance Capital. The agreement encumbered $719,250 of receivables, resulting in a note payable of $525,000; the repayment term requires $22,477 per week for 32 weeks. As of September 30, 2024, the balance was $351,751, presented as current.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Velocity Capital Group. The agreement encumbered $565,150 of receivables resulting in a note payable of $412,500; the repayment term requires $17,660 per week for 32 weeks. As of September 30, 2024, the balance was $227,213, presented as current.

On April 16, 2024, the Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC secured by Company shares. The principal amount of the loan is $90,850 with the net cash to the Company in the amount of $79,000 after a 12% original issue discount and loan fees. The Company agrees to 10 payments of $10,175 including interest of 12%. As of September 30, 2024, the balance due was $45,424, presented as current.

On April 16, 2024, the Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC secured by Company shares. The principal amount of the loan is $90,850 with the net cash to the Company in the amount of $79,000 after a 12% original issue discount and loan fees. The Company agrees to 5 payments starting with $50,876 Due October 30, 2024, followed by 4 payments of $12,719 due at the end of the month until February 2025, including 12% interest. As of September 30, 2024, the balance due was $90,850, presented as current.

On June 17, 2024, the Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC secured by Company shares. The principal amount of the loan is $121,900 with the net cash to the Company in the amount of $100,000 after a 12% original issue discount and loan fees. The Company agrees to 5 payments starting with $68,264 due December 15, 2024, followed by 4 payments of $17,066 due on the 15th of each month until April 2025, including 12% interest. As of September 30, 2024, the balance due was $121,900, presented as current.

On August 19, 2024, the Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC secured by Company shares. The principal amount of the loan is $121,900 with the net cash to the Company in the amount of $100,000 after a 12% original issue discount and loan fees. The Company agrees to 5 payments starting with $68,264 due December 15, 2024, followed by 4 payments of $17,066 due on the 15th of each month until April 2025, including 12% interest. As of September 30, 2024, the balance due was $121,900, presented as current.

On September 24, 2024, the Company entered into a short-term loan agreement with 1st Class Industries, LLC., secured by receivables. The principal amount of the loan is $350,000 with the net cash to the Company in the amount of $340,000 after a 2.9% original issue discount of $10,000. The loan balance was paid in full on October 15, 2024. The entire loan is presented as current.

The following schedule details the loans active as of September 30, 2024, and December 31, 2023:

	2024	2023
Current Portion:
Notes and loans payable	$1,832,955	$2,160,347
Long term Portion:
Notes and loans payable	3,040,230	2,034,493
Total Notes Payable	$4,873,185	$4,194,840

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

On October 20, 2023, the Company executed a share purchase agreement to acquire a related company owned by Lawrence Garcia, CEO. TransportUS Inc. was acquired with 3,000,000 shares with the initial 1,500,000 shares to purchase the company and a bonus of 1,500,000 shares when TransportUS renews its main services contract with the Veterans Affairs Department of Long Beach, CA. Although the purchase agreement is dated October 2023, for financial statement presentation purposes, we have presented the purchase as if it occurred in 2022. The only change to the Stockholders Equity report for 2024 is the inclusion of the consolidated net loss of $1,781,343.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of September 30, 2024, the company had 50 vehicles under lease. The lease agreement includes maintenance services and tracking. The terms of the lease agreement vary based on the date the vehicle was leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 11 – CONCENTRATION OF SALES

The company generated approximately $19,191,000 in service revenue as of September 30, 2024, and approximately $16,857,000 in contract service revenue. Of the total service revenue, approximately 88% was earned from five federal contracts in through the third quarter 2024 and four contracts through the third quarter 2023. The contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $3.1M

●	Social Security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5.1M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $5.8M

●	National Institute of Health- EPA	-	May 2020 through May 2023 (closed) Annual Revenue of approx. $2.8M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through March 2025 Annual Revenue of approx. $7.8M

●	Veterans Administration – Central Los Angeles CA	-	Feb 2024 through January 2029 Annual Revenue of approx. $1.0M

NOTE 12 – LITIGATION AND CLAIMS

As of December 31, 2023, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations wage statement violations and violation of relevant unfair business practices acts. A lawsuit has been filed, but it is early in the process, and we are unable to comment on the merits of such a lawsuit at this time. The Company believes this lawsuit has no merit and intends to resolve it before a trial, if possible. As of September 30, 2024, there have been no additional litigation matters of relevance. Additionally, we have had one lender file a complaint as of July 17, 2024. The lender and the Company are in settlement negotiations over the actual amount, which we believe is immaterial, which is owed as well as whether certain contract obligations were appropriately complied with. The Company intends to resolve this complaint before any trial, if possible.

NOTE 13 – INCOME TAXES

Due to the losses incurred during the tax year ending 2022, and the expected zero tax due for 2023, there is no estimated tax liability as of September 30, 2024. Therefore, no provision for income taxes has been included in the accompanying financial statements.

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

AGSS continues developing the leadership team needed for success. We have in place a CEO with 20 years of experience in our industry who has experienced success in the government contracting market. Our CFO has 20 years of experience in improving business performance as well as organizational growth across various sectors. Our Senior Controller has over 35 years of business finance experience, the last 15 of which he has been focusing on organizational development consulting across multiple industries, and an Operations team on the east coast managing IT and our federal contracts. We have an exclusive contract with Think Equity, a New York Investment Banking Firm, and we have engaged legal and SEC compliance professionals. We have a Board of Directors with Wall Street and government security experience, making us well positioned to aggressively grow the business.

Results of Operations for the nine months ending September 30, 2024

Revenues and Cost of Goods Sold

At the end of the third quarter of 2024 the Company experienced an 1.6% increase in services revenue compared to the same time period of 2023 of approximately $308,000. The increase was the result of a federal guard contract that ended in May 2023 that provided approximately $2,200,000 in revenue through June of that year. This revenue loss was offset by an increase in revenue of approximately $2,500,000 from federal transportation contracts through September 2024.

Along with the increase in revenue, AGSS experienced an increase in the gross profit margin due to the reduction of expenses, associated with the aforementioned contract that ended in May 2023. During 2024, AGSS has been focused on staff management of the three Federal Guard contracts currently held, to improve operation efficiencies and reduce overtime expenses. This effort, along with the increase in transportation revenue without a significant increase in direct expenses, has caused an increase in the gross profit margin. The results of the increase in revenue along with the reduction in direct expenses benefited AGSS by increasing the gross profit margin percentage from 9% in 2023 to 14% as of September 30, 2024 adding approximately $970,000 towards overhead expenses.

Operating Expenses and Other Expense

Operation expenses increased in 2024 over 2023 by approximately $999,000. Much of the increase, 61%, was the increase of approximately $549,000 in loan interest expense. Due to the tightening of capital markets during the previous nine months, we have had to accept less than favorable loan terms in order to expand our operations. We have been working diligently on finding more traditional financing to refinance our debt obligations. We anticipate receiving loan refinancing and an influx of capital before the end of the fourth quarter 2024.

The remaining increase of approximately $450,000 in operating expenses is from a combination of increases and decreases in various expense categories. There was an increase in professional fees of approximately $340,000, an increase in advertising and marketing of approximately $70,000, an increase in depreciation expense of approximately $71,000, an increase in staff training of approximately $51,000 an increase in licenses of approximately $48,000, an increase in vehicle expense of approximately $12,000, an increase in communications expense of approximately $24,000 and an increase in the general and administrative expense group of approximately $82,000. The $698,000 expense increase was offset by decreases of expenses in administrative salaries of approximately $215,000, and live scan expenses of $30,000.

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

Net (Loss) from Operations

Net loss from operations through September 2024 was approximately $1,819,000, which is a small increase over the loss during the same time period of 2023 by approximately $29,000. Separating the 9-month loss by quarter in 2024, the first quarter loss was approximately $857,000 with the second and third quarter losses averaging approximately $473,000 each, a 45% reduction. It is management’s expectation that quarterly loss for the 4th quarter will be under $200,000 and in the event we are successful in being awarded some new federal contracts, we can see the quarterly loss being eliminated by the end of 2024.

As previously mentioned, the operational structure that drives these costs has excess capacity in anticipation of significant growth via new contracts, or more specifically, company acquisitions. This allows additional revenue to flow directly to our bottom-line earnings.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from debt financing. During the nine months ending September 30, 2024, operations generated a net decrease in cash of approximately $1,438,000 while cash used by investing activities was approximately $515,000. Financing activities added approximately $685,000. The net decrease in cash for the period was approximately $1,269,000.

On September 30, 2024, the Company had cash on hand of $896,616 with total current assets of $3,102,833.

Moving Forward

Following the reverse merger in December 2022, we have been diligently at work to achieve the goals that AGSS has laid out as part of its long-term plan. As to be expected, there have been challenges as we embark on our growth plan as a public entity. Although the costs of being a public company as well as accelerating the company’s growth, has impacted our bottom line, we believe that we are now in a position to execute our plans. Our current overhead expense structure has the capacity to manage multiple times the revenues from one of our two strategic sources. We remain confident and expect that our future will be profitable. As indicated above, our second and third quarter loss was 51% lower than the first quarter. That was due to an increase in revenue from our Transportation company and a reduction in overtime costs in our guard contracts.

Our first source of growth is to continue down our historical path of seeking out contracts that meet our sweet spot and bidding with the expectation of successful results. In early February 2024, TransportUS Inc was awarded a new contract from the Department of Veterans Affairs providing transportation for veterans in central LA. In July 2024 our Transportation company was awarded a new contract from the Department of Veterans Affairs providing transportation for veterans in Loma Linda CA. In late September we received a 6-month extension through March 2025, on our Long Beach contract with the Department of Veterans Affairs. TransportUS Inc currently has a proposal submitted with the Department of Veterans Affairs for San Diego California. This contract is to be awarded in the 4th quarter, 2024. If awarded to TransportUS, this will add $5 million a year in revenue. Ameriguard Security Services Inc continues to submit proposals for Federal contract as well. We currently have two contracts in process and several more in process. We anticipate several contracts to be awarded in the coming months. If Ameriguard is to be awarded one or two of the contracts we have in process, revenue increases would be between $5 and $15 million.

Our second source of growth is mergers and acquisitions. Now that we have access to capital markets and we operate in both the guard industry and the non-emergency medical transportation industry, we believe that we are well-positioned for long-term growth. The total available market for the security industry continues to grow, and at the same time, there is significant consolidation occurring. As a top-tier company in the industry, we can be a desired company for acquisition exits and quickly triple our revenues with one or two key acquisitions. After such acquisitions, we can see the additional gross profits from acquired companies flow directly to our earnings. Such returns may be quick and significant.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to a weakness in our internal control over financial reporting discussed below.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of September 30, 2024, due to the same weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire support staff to separate duties between different individuals. The Company plans to address these weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weakness.

As of September 30, 2024, we did not maintain effective controls over the control environment. The Board of Directors has not established an audit committee as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2024, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO. Management believes that the weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management will further recruit qualified individuals, establish an audit committee, and ensure that board members have current and pertinent financial experience.

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

As of September 30, 2024, there are three employment-related matters pending. The issues in such matters involve terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations, and violation of the unfair business practices act. A lawsuit has been filed, but it is early in the process, and we cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible. As of September 30, 2024, there have been no additional litigation issues, nor changes in those in process.

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

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

AMERIGUARD SECURITY SERVICES, INC.

ITEM 6

Exhibit Index to Quarterly Report on Form 10-Q

For the Nine Months Ended September 30, 2024

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

AMERIGUARD SECURITY SERVICES, INC.

Date: November 14, 2024	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: November 14, 2024	By:	/s/ Jason Bovell
		Name:	Jason Bovell
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)