Form 10-K/A
period 2023-12-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2025-05-08
CIK 1514443

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

The number of outstanding shares of the registrant’s common stock on December 31, 2023, was 94,917,302.

Documents Incorporated by Reference: None.

Explanatory Note

AmeriGuard Security Services, Inc. (the “Company) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 4, 2024 (the “Original Filing”), to restate and amend its previously-issued audited consolidated financial statements and related financial information for the fiscal years ended December 31, 2022 and 2023.

Background

The Company has restated its previously issued consolidated financial statements for the fiscal years ended December 31, 2022 and 2023 due to the disbarment of its former independent registered public accounting firm,BF Borgers by the U.S. Securities and Exchange Commission (SEC). As a result, the Company engaged a new independent auditor, Bush & Associates CPA, LLC to re-audit the affected prior-year financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). BF Borgers’s reports on AGSS’s financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the re-audit it was discovered that the company had an improper application of ASC 805 (Business Combinations) for its October 20, 2023 acquisition of TransportUS.

The restatement of the previously issued financial statements for 2022 and 2023 was due to the incorrect application of the acquisition of the Company. This was discovered by the auditors and the financial impact affected the income statement, balance sheet, shareholder’s equity and cash flow statements for both 2022 & 2023. In 2022 the prior financial statements reflected a combination of both the Company and TransportUS. The re-audit has changed that application and presents the Company separately from the acquisition. The prior stated revenue was $29,139,403 and now has been corrected to $24,947,401. The net income changed from a loss of $392,919 to a loss of $436,766. The loss per share changed from 0.0041 to 0.0046. Total Assets changed from $5,149,832 to $3,748,343, total liabilities changed from $6,760,412 to $5,745,791 and retained earnings changed from a deficit of $1,769,926 to $2,155,794.

For 2023, the re-audit discovered improper valuations of certain assets such as goodwill, deferred liability, an investment in subsidiary asset value and deferred liability of subsidiary.

The purchase agreement was to issue 3,000,000 common shares to Lawrence Garcia in exchange for the 1,000 shares held from TransportUS, Inc. The agreement called for the immediate issuance of 1,500,000 shares when the agreement was executed with the remaining 1,500,000 shares to be issued contingent on TransportUS Inc., renewing its current transportation contract with the Veterans Administration in Long Beach California. The award of the contract is expected to occur in 2025.

This agreement generated a Goodwill asset of $1,795,406 resulting from the $2,220,000 value of the shares issued for the purchase over the net book value of TransportUS, Inc. of $424,593 as of October 31, 2023. Due to the agreements two step issuance of the agreed 3,000,000 AGSS shares, the impact on the Balance Sheet of AGSS is an increase in common stock book value by $1,110,000, a deferred liability of $1,110,000, an investment in subsidiary asset value of $424,593 and Goodwill in the amount of $1,795,406, for the year ended December 31, 2023. The consolidated Balance Sheet presentation eliminates the investment in subsidiary asset reflected on the Balance Sheet of AGSS.

As of December 31, 2023, the Deferred Liability in Subsidiary increased by $30,000 due to the decrease in share value as of that date. This created a loss from deferred liability of subsidiary equal to $30,000. The result is a balance of $1,140,000 in Deferred Liability Subsidiary as of December 31, 2023.Three million shares with a fair value of $2,220,000 was given for the purchase of TransportUS in which half of the shares withheld until TransportUS has secured a permanent contract that it had up for renewal. This created a deferred liability of $1,110,000. A loss of $30,000 on Deferred Liability for the Subsidiary.

These changes has changed the prior stated revenue from $24,350,618 to $20,969,727. The net income changed from $122,636 to $103,615. The earnings per share changed from 0.0013 to 0.0011. Total Assets changed from $6,067,966 to $7,835,340, total liabilities changed from $7,561,590 to $8,619,173 and retained earnings changed from a deficit of $1,653,470 to $2,052,179.

Below are the prior filed statements.

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ending

	Previously Reported	Restated
	December 31,	December 31,	$ Change
	2023	2023	Fav/(Unfav)	% Change
Revenue
Services	$24,327,153	$20,852,372	$(3,474,781)	-14.28%
Discounts and allowances	(99,004)	(97,711)	1,293	-1.31%
Other operational income	122,469	215,066	92,597	75.61%
Total Revenue	24,350,618	20,969,727	(3,380,891)	-13.88%

Cost of Services
Salaries and related taxes	16,170,868	14,531,795	1,639,073	10.14%
Employee benefits	3,266,243	2,881,774	384,469	11.77%
Sub-Contractor payments	1,477,908	1,331,446	146,462	9.91%
Training and direct expenses	94,516	85,861	8,655	9.16%
Vehicles and equipment expenses	1,298,959	333,464	965,495	74.33%
Total Cost of Services	22,308,494	19,164,340	3,144,154	14.09%
Gross Margin	2,042,124	1,805,387	(236,737)	-11.59%

Operating Expenses
Salaries, payroll taxes and benefits	1,604,520	1,604,520	-	-
Vehicle expense	418,537	384,013	34,524	8.25%
Professional services	531,317	463,524	67,793	12.76%
Communication services	160,621	130,538	30,083	18.73%
General liability insurance	160,431	160,431	-	-
Advertising and marketing	144,747	144,391	356	0.25%
Staff training	185,004	183,704	1,300	0.70%
Livescan services fees	125,815	125,815	-	-
Licenses and permits	108,749	104,381	4,368	4.02%
General and administrative expenses	646,509	605,686	40,823	6.31%
Loan interest	277,205	277,205	-	-
Depreciation expense	110,581	49,861	60,720	54.91%
Total Operating Expenses	4,474,036	4,234,069	239,967	5.36%

Net Income/(Loss) from Operations	(2,431,912)	(2,428,682)	3,230	-0.13%

Other Income (Expenses)
Other Income	3,352,426	3,336,670	(15,756)	-0.47%
Other (Expense)	(775,115)	(775,115)	-	-
Loss on Deferred Liability Subsidiary	-	(30,000)	(30,000)	-100.00%
Total Other Income/(Expense)	2,577,311	2,531,555	(45,756)	1.78%

Net Income/(loss) before Income Taxes	145,399	102,873	(42,526)	-29.25%

Income tax expense	22,763	(742)	23,505	103.26%

Net Income/(loss)	$122,636	$103,615	$(19,021)	15.51%

Net Income/(loss) per Common Share - Basic and Diluted	$0.0013	$0.0011	$(0.0002)	15.51%

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	94,917,302	94,917,302	-

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ending

	Previously Reported	Restated
	December 31,	December 31,	$ Change
	2022	2022	Fav/(Unfav)	% Change
Revenue
Services	$28,957,220	$24,643,096	$(4,314,124)	-14.90%
Discounts and allowances	(10,534)	-	10,534	-
Other operational income	192,717	304,305	111,588	57.90%
Total Revenue	29,139,403	24,947,401	(4,192,002)	-14.39%

Cost of Services
Salaries and related taxes	17,026,802	15,030,738	1,996,064	11.72%
Employee benefits	3,410,659	3,052,774	357,885	10.49%
Sub-Contractor payments	3,683,379	3,467,391	215,988	5.86%
Training and direct expenses	229,220	202,826	26,394	11.51%
Vehicles and equipment expenses	1,608,944	194,889	1,414,055	87.89%
Total Cost of Services	25,959,005	21,948,618	4,010,387	15.45%
Gross Margin	3,180,399	2,998,783	(181,616)	-5.71%

Operating Expenses
Salaries, payroll taxes and benefits	1,161,982	1,161,982	-	0.00%
Vehicle expense	461,498	441,732	19,766	4.28%
Professional services	372,756	361,314	11,442	3.07%
Communication services	130,239	106,382	23,857	18.32%
General liability insurance	120,485	87,119	33,366	27.69%
Advertising and marketing	137,175	128,544	8,631	6.29%
Staff training	75,802	75,802	-	-
Livescan services fees	56,261	56,261	-	-
Licenses and permits	43,128	43,128	-	-
General and administrative expenses	526,580	470,077	56,503	10.73%
Loan interest	105,826	105,826	-	-
Depreciation expense	89,016	42,927	46,089	51.78%
Total Operating Expenses	3,280,748	3,081,094	199,654	6.09%

Net Income/(Loss) from Operations	(100,349)	(82,311)	18,038	-17.98%

Other Income (Expenses)
Other Income	461,423		(461,423)	-100.00%
Other (Expense)	(743,643)	(344,105)	399,538	53.73%
Total Other Income/(Expense)	(282,220)	(344,105)	(61,885)	-21.93%

Net Income/(loss) before Income Taxes	(382,569)	(426,416)	(43,847)	-11.46%

Income tax expense	10,350	10,350	-	-

Net Income/(loss)	$(392,919)	$(436,766)	$(43,847)	-11.16%

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0041)	$(0.0046)	$(0.0005)	-11.16%

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	94,917,302	94,917,302	-

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	Previously Reported	Restated
	December 31,	December 31,	$ Change
	2022	2022	Fav/(Unfav)	% Change
Assets
Current Assets
Cash	$1,751,489	$1,227,654	$(523,835)	-29.91%
Accounts receivable, net	2,030,434	1,869,268	(161,166)	-7.94%
Current Portion Note Receivable	9,300	-	(9,300)	-100.00%
Prepaid Expenses	185,501	110,829	(74,672)	-40.25%
Deposits	38,000	-	(38,000)	-100.00%
Related Party Receivable	-	-	-	-
Total Current Assets	4,014,724	3,207,751	(806,973)	-20.10%

Other Non-Current Assets
Fixed assets, net depreciation	491,713	298,806	(192,907)	-39.23%
Note Receivable	340,700	-	(340,700)	-100.00%
Operating Lease	302,695	241,786	(60,909)	-20.12%
Total Non-Current Assets	1,135,108	540,592	(594,516)	-52.38%

Total Assets	$5,149,832	$3,748,343	$(1,401,489)	-27.21%

Liabilities
Current Liabilities
Accounts payable	$824,098	$761,515	$62,583	7.59%
Accrued Interest Due	49,035	49,035	-	-
Accrued Payroll	737,143	737,143	-	-
Deferred Revenue	887,327	-	887,327	100.00%
Payroll liability - Pension	466,075	453,965	12,110	2.60%
Current Portion Operating Lease		88,245	(88,245)	-100.00%
Current portion of notes payable	719,563	719,563	-	-
Total Current Liabilities	3,683,241	2,809,466	873,775	23.72%

Long Term Liabilities
Long term portion of notes payable	2,782,784	2,782,784	-	-
Operating Lease	294,387	153,541	140,846	47.84%
Total Liabilities	6,760,412	5,745,791	1,014,621	15.01%

Stockholders’ equity
Common stock, $.001 par value, 94,917,302 shares issued and outstanding at December 31, 2023 and 2022	159,346	158,346	1,000	-0.63%
Retained earnings/(deficit)	(1,769,926)	(2,155,794)	(385,868)	-17.90%
Total Stockholders’ Equity	(1,610,580)	(1,997,448)	(384,868)	-19.37%
Total Liabilities and Stockholders’ Equity	$5,149,832	$3,748,343

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	Previously Reported	Restated
	December 31,	December 31,	$ Change
	2023	2023	Fav/(Unfav)	% Change
Assets
Current Assets
Cash	$2,166,118	$2,166,118	$-	-
Accounts receivable, net	1,583,379	1,583,379	-	-
Current Portion Note Receivable	9,300	9,300	-	-
Prepaid Expenses	327,147	327,147	-	-
Deposits	61,575	61,575	-	-
Related Party Receivable	-	-	-	-
Total Current Assets	4,147,519	4,147,519	-	-

Other Non-Current Assets
Fixed assets, net depreciation	574,114	574,114	-	-
Note Receivable	340,700	340,700	-	-
Operating Lease	1,005,633	977,600	(28,033)	-2.79%
Goodwill		1,795,406	1,795,406	100.00%
Total Non-Current Assets	1,920,447	3,687,820	1,767,373	92.03%

Total Assets	$6,067,966	$7,835,340	$1,767,373	29.13%

Liabilities
Current Liabilities
Accounts payable	$449,921	$449,921	$-	-
Accrued Interest Due	-	-	-	-
Accrued Payroll	626,694	626,694	-	-
Deferred Revenue	722,327	722,327	-	-
Payroll liability - Pension	507,793	507,792	1	-
Deferred Liability Subsidiary	-	1,140,000	(1,140,000)	-100.00%
Current Portion Operating Lease	-	269,230	(269,230)	-100.00%
Current portion of notes payable	2,160,347	2,160,347	-	-
Total Current Liabilities	4,467,082	5,876,311	(1,409,229)	-31.55%

Long Term Liabilities
Long term portion of notes payable	2,034,493	2,034,493	-	-
Operating Lease	1,060,015	708,369	351,646	33.17%
Total Liabilities	7,561,590	8,619,173	(1,057,583)	-13.99%

Stockholders’ equity
Common stock, $.001 par value, 94,917,302 shares issued and outstanding at December 31, 2023 and 2022	159,846	1,268,346	(1,108,500)	693.48%
Retained earnings/(deficit)	(1,653,470)	(2,052,179)	(398,709)	-19.43%
Total Stockholders’ Equity	(1,493,624)	(783,833)	(1,507,209)	90.55%
Total Liabilities and Stockholders’ Equity	$6,067,966	$7,835,340

See accompanying notes to financial statements

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

On September 8, 2021, the Company accepted the resignation of David Lazar as the Company’s Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and as a Member of the Board of Directors. Effective on the same date to fill the vacancies created by Mr. Lazar’s resignations, the Company appointed Lawrence Garcia as the Company’s President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors. These resignations are in connection with the consummation of the private stock purchase agreement and was not the result of any disagreement with Company on any matter relating to Company’s operations, policies or practices.

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

The purchase agreement was to issue 3,000,000 common shares to Lawrence Garcia in exchange for the 1,000 shares held from TransportUS, Inc. The agreement called for the immediate issuance of 1,500,000 shares when agreement was executed with the remaining 1,500,000 shares to be issued contingent on TransportUS Inc., renewing its current transportation contract with the Veterans Administration in Long Beach California. The award of the contract is expected to occur in 2024.

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

We believe that the top 40 companies have the resources to harness technology, to expand their business into related services other than guard services. Companies with over $50 million in revenue have, over the last 10 years, experienced steady growth while those guard companies under $20 million, the remaining 9,900 firms, have experienced declining revenues. We believe that the principal reason for this is the steady diversification of security services away from the traditional guard services to areas of utilization of technology requiring capital. Along with this, we believe that the profitability challenges below $20 million annual sales are much more difficult than above $50 million is sales, largely due to the significant economies of scale achieve at the higher revenue levels.

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

As of December 31, 2023, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations and violation of the unfair business practices act. A lawsuit has been filed in the Fresno County Superior Court, but it is early in the process and the attorneys cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible.

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

The last reported sales price of our common stock on the OTC Markets on May 1, 2025, is $.30.

Authorized Capital Stock

Our authorized capital stock consists of five hundred million (500,000,000) shares of common stock, par value $0.001 per share. Immediately after giving effect to the Merger and related transactions, there were 94,917,302 shares of our common stock issued and outstanding.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends

Holders

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

Results of Operations for the fiscal year ending December 31, 2023

Revenues and Cost of Services

For 2023 the Company experienced a 15.9% overall decrease in operational revenue, totaling approximately $3,977,000. The majority of the decline, approximately $4,600,000, was from the contract with the Environmental Protection Authority, EPA, that ended in May 2023. The result was only 5 months of revenue in 2023 compared to 12 months in 2022. This loss of revenue was offset by the revenue from the consolidation of TUS. The total revenue for TUS was approximately $920,000. The remaining $297,000 decline was experienced in the commercial services market, as businesses are facing declining sales and increasing costs, reduced security guard hours in 2023.

The total cost of goods sold saw a decline of approximately $2,784,000, a 12.7% decline as expected. This decline reflects the cost reduction due to the ending of the EPA contract, against a slight increase in direct labor costs due to the inflation rate experienced in 2023. Most direct expense categories within the Cost of Services section saw a decline from 2022 due to the ending of the EPA contract. Salaries and benefits declined approximately $670,000, sub-contractor expenses declined approximately $2,140,000, Training and supplies expense declined approximately $116,600. The only cost of goods sold category that increase was vehicle expenses from adding TUS. Vehicle expense increased approximately $138,000.

For the federal guard contracts, as the costs of labor increases within the unionized contract so does the revenue. For the Commercial operations there is a lag between cost increases and service rate increases. It continues to be our practice to adjust service rates annually in the month of February. Although we did increase our billing rates for new contracts during 2023, the existing companies did not see a rate increase since February 2023. As noted, the demand for guard services declined during 2023, and the increased cost of these services are out of line with the needs of the market. As AGS deals with the increases cost of labor, the customers are experiencing similar cost pressures and are less willing to pay for our traditional services. The conflict of AGS needing to raise services fees and customers needing to pay less has created a challenge in the market. As a result, AGS has shifted its approach to protecting business assets from the traditional standing guard to technology and patrol services. AGS has established a 24-hour dispatch department to monitor activity and direct patrol officers to the problem locations. Our patrol officers respond to all alarms regardless of cause within 15 minutes of activation. This is a cost effect way for businesses to have protection without the high expense of a posted guard. This is an area of service we are continuing to expand.

Currently, we have four federal contracts continuing into 2024, that approximated 96% of our total services revenue for the year ended December 31, 2023. All federal contracts are awarded with a term of 5 years, with annual renewals. At the end of each contract year the government has the option to renew, cancel or renegotiate. Our four contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $5.8M

●	Social security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $3M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through June 2024 Annual Revenue of approx. $4.4M

As with all professional service industries the vast majority of expense in with direct labor and expenses associated with that labor. We are not an exception. Our direct expenses average around 91% of revenues. Total cost of services was approximately $19,170,000 in 2023 and approximately $21,950,000 in 2022.

Operating Expenses and Other Expense

Operation expense increased in 2023 over 2022 by approximately $1,153,000. The largest category of increases was in administrative salaries and related payroll expenses, of approximately $442,000. Ninety percent of this increase was due to the establishment of the required IT department and an east coast operations group (mid-2022) along with a new Human Resource department (2023). Professional services experienced an increase of approximately $102,000. A portion of this increase, $65,000, was due to the audit requirements of TransportUS Inc. prior to acquisition, the remainder due to the cost associated with a full year of quarterly filings that required professional review. Two other expense categories that experienced an increase over 2022 were Staff Training and Livescan fees. These two experienced a combined increase of approximately $178,000. This is due to the strategic decision to close a separate Training Company operating in Maryland and making it a division of AGS. This resulted in all of the operating expenses of the closed company being added to AGS normal operations. Loan interest expense also saw an increase of approximately $171,000 due to a full year of interest for the shareholder buyout loan, along with additional loan interest and borrowing fees occurred in the 4th quarter. Communication expenses increased by approximately $24,000 due to an increase in cell phones provided for the use of new technology along with related costs of geo tracking. General liability insurance increase by approximately $73,000 due to adding TUS and general increase experience in CA. License and permit expenses increased approximately $63,000 due to the timing of renewals of multi-year licenses. Finally, General and administrative expenses increased approximately $136,000 primarily from increases in bank fees, outside services, rent, and office supplies.

At this time, our operating structure and current level of expense can handle twice the revenue stream with minor increases to our operating overhead expenses. This allows the entire gross profit of any new contract or company acquisition to go straight to the bottom line, providing a consistent return on investment.

Net (Loss) from Operations and Other Income

The Company experienced a significant net loss from operations of $2,428,681 for the year ending December 31, 2023, compared to a minor loss of $82,311 for the year ending December 31,2022. The cause of this loss was the gross profit margin lost due to the end of the EPA contract and the expenses increase described above. Other income increased over $2.5 million due to the Employee Retention Tax Credit received by AGS in June 2023. Bringing the final Net Income to $103,616 for 2023 compared to a $426,416 loss for 2023.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from debt financing. During the year ended December 31, 2023, operations generated net cash increase of $87,715 while cash used from investing activities during the same period was $46,207 with cash provided from financing activities was $1,072,386. Resulting in a net cash increase of $938,464 for 2023. The net decrease in cash for 2022 was approximately $902,000.

The main source of cash from financing activities was a short-term accounts receivable loan received in December in the amount of $1,074,160. Financing activities usage was SBA loan payments of $74,174. The main use of cash in investing activities was used for operations.

On December 31, 2023, the Company had cash on hand of $2,166,118, with total current assets of $4,147,519.

Moving Forward

During the past eighteen months we have worked diligently to set up our corporate structure and systems and implement our strategy as a public company to expand our business. Our current overhead expense structure has the capacity to manage two to three times the revenues from one of two strategic sources.

Our first source is to continue our historical path of seeking organic growth through bidding and winning contracts that meet our criteria. We are confident with our history of excellent service and strategic bids that we should add new contracts to the company.

Our second source of growth is merger and acquisition. Now that we have the capital market available to us and our industry is positioned for long-term growth, now is the time. The security industry continues to grow in opportunity, and at the same there’s a lot of consolidation occurring. We plan to strategically acquire others and quickly double our revenues with one or two key acquisitions. The net profit from these acquisitions would positively impact our bottom line.

There are also potential acquisition opportunities in several other industries that could fit our business model. Those include transportation, cyber security, private security, ammunition manufacturing, and surveillance.

Management is very positive regarding profitable operations for the next twelve months based on the following:

●	Both industries that AGSS currently operates in are growing industries.

●	The security industry is somewhat recession proof.

●	The non-emergency transportation market is growing at an annual rate of over 7.5%.

●	There are over 10,000 security companies operating in our market, with 50% available for acquisition.

●	Our management team, Board of Directors and supporting equity professionals can get the job done.

●	We have been and will continue to be a company that is very conservative with our resources and will use every possible dollar to provide strength and good return to our investors.

●	We are in it for the long haul.

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

The Company has restated its previously issued consolidated financial statements for the fiscal years ended December 31, 2022 and 2023 due to the disbarment of its former independent registered public accounting firm, BF Borgers by the U.S. Securities and Exchange Commission (SEC). As a result, the Company engaged a new independent auditor, Bush & Associates CPA, LLC to reaudit the affected prior-year financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). BF Borgers’s reports on AGSS’s financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the re-audit it was discovered that the company had an improper application of ASC 805 (Business Combinations) for it’s October 20,2023 acquisition of TransportUS.

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

Lawrence Garcia, CEO and majority Shareholder, is our only non-independent director.

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

Payments to Directors totaled $121,000 for the year ended December 31, 2023, and $24,000 for the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of March 20, 2024, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As of December 31, 2023, the subsidiary TransportUS Inc., has a note receivable from AmeriGuard Security Systems, Inc. (SYS). SYS is a California Corporation, owned 100% by Lawrence Garcia, the majority shareholder of AGSS. See financial statement Note 3 for additional information.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by BF Borgers CPA PC, our independent public accountants, for the following professional services it performed for us during the fiscal year ended December 31, 2023, and 2022, as set forth in the table below:

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

AMERIGUARD SECURITY SERVICES, INC.

Date: May 8, 2025	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: May 8, 2025	By:	/s/ Jason Bovell
		Name:	Jason Bovell
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

Exhibit No.	Description
3.1	Certificate of Incorporation of AMERIGUARD SECURITY SERVICES, INC., as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2022).

3.2	Amended and Restated By-Laws of AMERIGUARD SECURITY SERVICES, INC. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2022).

3.3	Articles of Incorporations AmeriGuard Security Services, Inc. (AmeriGuard) (California) (incorporated by reference to Exhibit 3.3 to the Form 8-K filed on December 14, 2022).

3.4	Bylaws AGS, Inc. (AmeriGuard) (California) (incorporated by reference to Exhibit 3.4 to the Form 8-K filed on December 14, 2022).

21.1*	Subsidiaries of the Company- Ameriguard Security Services, Inc. (California)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Exhibits filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ameriguard Security Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameriguard Security Services, Inc. as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Ameriguard Security Services, Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, certain errors resulting in an understatement of previously reported loss for the years ended 2023 and 2022 were discovered by us during the current year. Accordingly, the 2023 and 2022 financial statements have been restated to correct the misstatement.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Ameriguard Security Services, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole8, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination

As discussed in Notes 6 of the financial statements, the Company’s total goodwill amount was approximately $1.8 million on December 31, 2023.

We identified the Company’s goodwill as a critical audit matter due to the significant judgment and estimation involved in management’s annual impairment assessment. Specifically, the evaluation of goodwill for the TransportUS reporting unit required the use of unobservable inputs and complex assumptions, including forecasts of future economic and market conditions, revenue growth rates, profit margins, and the selection of an appropriate discount rate. These factors, along with the sensitivity of the impairment analysis to changes in key assumptions, resulted in a high degree of auditor effort and subjectivity in evaluating the audit evidence obtained.

Our audit procedures to address this critical audit matter included, among others:

●	Assess the methodologies and significant assumptions used by management in estimating the fair value of the reporting unit, including the application of the discounted cash flow (DCF) model.

●	Test the completeness and accuracy of the underlying data used in the impairment analysis.

●	Evaluate the qualifications and objectivity of the valuation specialists engaged by management and the appropriateness of key inputs, such as the discount rate and long-term growth projections.

●	Perform sensitivity analyses to assess how changes in significant assumptions could affect the estimated fair value and the potential for impairment

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

May 8, 2025

PCAOB ID Number 6797

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	Restated December 31,	Restated December 31,
	2023	2022
Assets
Current Assets
Cash	$2,166,118	$1,227,654
Accounts Receivable, Net (note 3)	1,583,379	1,869,268
Current Portion Related Party Note Receivable (note 4)	9,300	-
Prepaid Expenses	327,147	110,829
Deposits	61,575	-
Related Party Receivable (note 5)	-	-
Total Current Assets	4,147,519	3,207,751

Other Non-Current Assets
Fixed Assets, Net Depreciation (note 7)	574,114	298,806
Related Party Note Receivable (note 4)	340,700	-
Operating Lease (note 8)	977,600	241,786
Goodwill (note 6)	1,795,406	-
Total Non-Current Assets	3,687,820	540,592

Total Assets	$7,835,340	$3,748,343

Liabilities
Current Liabilities
Accounts Payable	$449,921	$761,515
Accrued Interest Due (note 11)	-	49,035
Accrued Payroll	626,694	737,143
Deferred Revenue (note 9)	722,327	-
Payroll Liability - Pension (note 10)	507,792	453,965
Deferred Liability Subsidiary (note 6)	1,140,000	-
Current Portion Operating Lease (note 8)	269,230	88,245
Current portion of notes payable (note 11)	2,160,347	719,563
Total Current Liabilities	5,876,311	2,809,466

Long Term Liabilities
Long Term Portion of Notes Payable (note 11)	2,034,493	2,782,784
Operating Lease (note 8)	708,369	153,541
Total Liabilities	8,619,173	5,745,791

Stockholders’ equity
Common stock, $.001 par value, 94,917,302 shares issued and outstanding at December 31, 2023 and 2022 (Note 12)	1,268,346	158,346
Retained earnings/(deficit)	(2,052,179)	(2,155,794)
Total Stockholders’ Equity	(783,833)	(1,997,448)
Total Liabilities and Stockholders’ Equity	$7,835,340	$3,748,343

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ending

	Restated December 31,	Restated December 31,
	2023	2022
Revenue
Services	$20,852,372	$24,643,096
Discounts and allowances	(97,711)	-
Other operational income	215,066	304,305
Total Revenue	20,969,727	24,947,401

Cost of Services
Salaries and related taxes	14,531,795	15,030,738
Employee benefits	2,881,774	3,052,774
Sub-Contractor payments	1,331,446	3,467,391
Training and direct expenses	85,861	202,826
Vehicles and equipment expenses	333,464	194,889
Total Cost of Services	19,164,340	21,948,618

Gross Margin	1,805,387	2,998,783

Operating Expenses
Salaries, payroll taxes and benefits	1,604,520	1,161,982
Vehicle expense	388,201	441,732
Professional services	463,524	361,314
Communication services	130,538	106,382
General liability insurance	160,431	87,119
Advertising and marketing	140,203	128,544
Staff training	183,704	75,802
Livescan services fees	125,815	56,261
Licenses and permits	104,381	43,128
General and administrative expenses	605,686	470,077
Loan interest	277,205	105,826
Depreciation expense	49,861	42,927
Total Operating Expenses	4,234,069	3,081,094

Net Income/(Loss) from Operations	(2,428,682)	(82,311)

Other Income (Expenses)
Other Income	3,336,670	-
Other (Expense) Operational	(775,115)	(344,105)
Loss on Deferred Liability Subsidiary	(30,000)	-
Total Other Income/(Expense)	2,531,555	(344,105)

Net Income/(loss) before Income Taxes	102,873	(426,416)

Income tax expense	(742)	10,350

Net Income/(loss)	$103,615	$(436,766)

Net Income/(loss) per Common Share - Basic and Diluted	$0.0011	$(0.0046)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	94,917,302	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY /(DEFICIT)

FOR THE TWO YEARS ENDED December 31, 2023

	Common Stock		Preferred Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2021	2,743,302	$69,346	675,000	$10,000	$9,976,045	$(7,570,828)	$2,484,563
Owner draws (pre-merger)	-	-	-	-	-	(62,825)	(62,825)
Shareholder buyout (note 9)	-	-	-	-	(3,384,950)	-	(3,384,950)
Retained Deficit of merger with related entity	-	-	-	-	-	(97,470)	(97,470)
Equity Merger with AGSS	89,999,000	89,000	-	(10,000)	(579,000)		(500,000)
Cancelation and conversion of preferred stock	675,000		(675,000)				-
Net (Loss) for year ended December 31, 2022	-	-	-	-	-	(436,766)	(436,766)
Balance, December 31, 2022	93,417,302	$158,346	-	$-	$6,012,095	$(8,167,889)	$(1,997,448)
Equity purchase of TransportUS Inc, (note 10)	1,500,000	1,500	-	-	1,108,500	-	1,110,000
TransportUS Inc. Stockholders Equity (note 11)	1,000	1,000					1,000
TransportUS Inc. Shares retired	(1,000)	(1,000)	-	-	-	-	(1,000)
Net Income for year ended December 31, 2023		-			-	103,615	103,615
Balance, December 31, 2023	94,917,302	$159,864	-	$-	$7,120,595	$(8,064,274)	$(783,833)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ending

	Restated December 31,	Restated December 31,
	2023	2022
Cash Flows from Operating Activities
Net Income/(Loss)	$103,615	$(436,766)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	501,206	345,929
Prepaid insurance	(132,948)	(2,945)
Deposits	(28,575)	-
Accounts payable	(445,405)	343,173
Accrued Interest	(49,035)	49,035
Accrued Payroll	(110,449)	79,402
Deferred revenue	(30,000)	-
Payroll liability - Pension	24,017	(162,614)
Depreciation	49,861	42,927
Gain/(Loss) on Deferred Liability - Subsidiary	30,000
Operating Lease Liability	735,812	(79,358)
Operating Lease Asset	(735,814)	79,357
Net Cash (Used)/provided in Operating Activities	(87,715)	258,140

Cash Flows (Used)/Provided from Investing Activities
Purchase of Fixed Assets, Net Retirements	(45,702)	(6,043)
Building Improvements	(505)	(224,132)
Net Cash Used by Investing Activities	(46,207)	(230,175)

Cash (Used)/Provided from Financing Activities
Note Receivable	307,493	-
Financed Capital	766,667	-
Payment for Shareholder buyout	-	(686,990)
Loan Principal Payments	(74,174)	(180,298)
Cash Received from Acquisition	72,400	-
Owner Distributions (prior to merger)		(62,824)
Net Cash Provided by Financing Activities	1,072,386	(930,112)

Net Increase (Decrease) in Cash	938,464	(902,147)
Cash at Beginning of Period	1,227,654	2,129,801
Cash at End of Period	$2,166,118	$1,227,654

Supplemental Cash Flow Information:
Income Taxes Paid	$(742)	$10,350
Interest Paid	$277,205	$105,826
Supplemental disclosure of non-cash financing activities:
Shareholder Loan	$2,697,960	$3,384,950
Operating leases - right of use asset	$977,600	$241,786
Operating leases - lease liability	$977,599	$241,786

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

On December 9, 2022, AGS executed the reverse merger agreement and became the subsidiary of AGSS (the Company). From that point forward, the financial statement filings will be the consolidation of Ameriguard Security Services, Inc, a Nevada company with Ameriguard Security Services, Inc., a California company.

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

Basis of Presentation

These consolidating financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. The financial statements and notes include TransportUS Inc.’s financial results from the fourth quarter, 2023.

Risks and Uncertainties

The risks and uncertainties described below may not be the only ones we are or may face in the future. If any of the following do occur, our business, financial condition or results of operations could be materially adversely affected.

The company receives over 90% of its total revenue from Federal contracts as described in Note 14 below. These contracts have specific terms, typically five years with the opportunity for extension, but there are no assurances they will be extended. Although we have had several extended in the past, there is no guarantee this will again happened in the future. However, there are significant direct expenses for each contract that also are removed from operations at the end of a contract. As a result, the revenue lost from a completed contract does not affect the bottom-line profits in an amount equal to the revenue lost. The actual net income impact depends on the contract.

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

NOTE 2 – Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheets as of December 31, 2023 and 2022 and its consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of changes in equity for the years ended December 31, 2023 and 2022, along with certain related notes to such restated consolidated financial statements. In addition, the Company has restated its consolidated statement of cash flows for the year ended December 31, 2023.

The Company determined that the restatement was necessary after the re-audit conducted by the new audit firm discovered the incorrect application of the acquisition (ASC 805 Business Combinations) on October 20, 2023 of TransportUS by the Company. The restatement corrects errors that were identified as a result of the re-audit, as well as certain other errors that were identified by the Company. In addition, the restatement reflects corrections of certain immaterial errors and certain previously identified errors that were identified by the Company in the normal course of business and were determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements for the year ended December 31, 2013 were originally issued. In connection with the restatement, the Company has determined that it would be appropriate to correct such errors.

Error Corrections

In 2022 the prior financial statements reflected a combination of both the Company and TransportUS. The re-audit has changed that application and presents the Company separately from the acquisition.

For 2023, the re-audit discovered improper valuations of certain assets such as goodwill, deferred liability, an investment in subsidiary asset value and deferred liability of subsidiary.”

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2023, and December 31, 2022, the Company had cash and cash equivalents totaling $2,166,118 and $1,227,654 respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for Machinery and Equipment, and Vehicles is 5 years, with Leasehold improvements useful life is 15 Years.

Operating Leases

In February 2016, FASB ASU No. 2016-02 established ASC Topic 842, Leases, which sets out the principles for recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. Effective December 31, 2022, we have implemented ASU No. 2016-02 and booked the operating lease asset and the related liability.

The Company is a lessee with Enterprise Lease Management for vehicles used in operations, under an all-inclusive master lease. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and a right-of-use (ROU) asset at the commencement date. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. The discount rate is the interest rate that equates the present value of future lease payments to the Right-of-Use (ROU) asset or lease liability. The leasehold amortization was calculated using an incremental borrowing rate based on the 7-year risk-free Treasury rate as of January 3, 2024, set at 3.95%. This rate was applied to determine the present value of the lease payments and record the right-of-use asset and lease liability as recorded on the balance sheet as detailed in Note 7.

The Company has elected, for all underlying classes of assets, not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement. As of December 31, 2024, the Company does not have any leases that qualify for this election.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from contracts with customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of services to customers in an amount that reflects the consideration to which the company expects to be entitled for those services. There are five steps or qualifiers that determine the timing and amount of Revenue Recognition. Those five steps are:

1.	Identifying the contract with a customer.

2.	Identifying the performance obligation in the contract.

3.	Determine the transaction price.

4.	Allocate the transaction price to performance obligations.

5.	Recognize the revenue when the entity satisfies the performance obligation.

The Company generates and recognizes revenue in three sales categories. Those being, Formal Contracts, Sales Agreements and Retail activities. For the retail activities, the revenue is recognized on a cash basis at the time of sale. For the other two categories, the customers are billed at the end of the month the services have been performed.

The formal contract and sales agreements stipulate the exact services to be performed and the rate the services are to be billed, as per steps 1, 2 and 3. The Company provides details of services provided with each billing invoice for customer review and approval. Any differences are resolved prior to payment, Step 4. The Company recognizes revenue in the month the services stipulated in the agreement have been provided, Step 5.

Ninety eight percent of revenues are billed monthly and recognized in the month the services were provided. Refunds and returns, which are minimal, are recorded as a reduction of revenue. The Company has not recorded a reserve for returns on December 31, 2024, or 2023 since it does not believe such returns will be material.

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

NOTE 4 – RELATED PARTY NOTE RECEIVABLE

As of December 31, 2023, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of the award. Funds from the contract were shared with AmeriGuard during the first 3.5 years of joint operations, which ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For 2023, the payments were interest only in the amount of $1,750. The note receivable is presented with the current portion of $9,300, and long-term portion of $340,700 for the year ending December 31, 2023.

NOTE 5 – RELATED PARTY TRANSACTION

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

NOTE 6 – GOODWILL/DEFERRED LIABILITY SUBSIDIARY

On October 20, 2023, the Company executed a purchase agreement to acquire TransportUS Inc. TransportUS, Inc. was incorporated on October 24, 2018, with an S-Corp tax election. The corporation was incorporated with the issuance of 1,000 shares with no-par par value stock held by Lawrence Garcia, President and CEO. TransportUS Inc. provides human transportation services as a federal contractor, currently providing services in the state of California.

The purchase agreement was to issue 3,000,000 common shares to Lawrence Garcia in exchange for the 1,000 shares held from TransportUS, Inc. The agreement called for the immediate issuance of 1,500,000 shares when the agreement was executed with the remaining 1,500,000 shares to be issued contingent on TransportUS Inc., renewing its current transportation contract with the Veterans Administration in Long Beach California. The award of the contract is expected to occur in 2025.

This agreement generated a Goodwill asset of $1,795,406 resulting from the $2,220,000 value of the shares issued for the purchase over the net book value of TransportUS, Inc. of $424,593 as of October 31, 2023. Due to the agreements two step issuance of the agreed 3,000,000 AGSS shares, the impact on the Balance Sheet of AGSS is an increase in common stock book value by $1,110,000, a deferred liability of $1,110,000, an investment in subsidiary asset value of $424,593 and Goodwill in the amount of $1,795,406, for the year ended December 31, 2023. The consolidated Balance Sheet presentation eliminates the investment in subsidiary asset reflected on the Balance Sheet of AGSS.

As of December 31, 2023, the Deferred Liability in Subsidiary increased by $30,000 due to the decrease in share value as of that date. This created a loss from deferred liability of subsidiary equal to $30,000. The result is a balance of $1,140,000 in Deferred Liability Subsidiary as of December 31, 2023.

NOTE 7 – FIXED ASSETS

Fixed assets consist of the following on December 31, 2023, and 2022:

	2023	2022
Leasehold Improvements	274,133	224,132
Machinery and Equipment	290,892	278,551
Vehicles	635,172	110,274
Total Fixed Assets	1,200,197	612,957
Accumulated Depreciation	(626,083)	(314,151)
Fixed Assets, Net	$574,114	$298,806

NOTE 8 – OPERATING LEASES

We have leased vehicles with terms greater than one year that are classified as operating leases per the guidelines. The lease terms vary between 48 and 60 months. At the end of the term the vehicle becomes the property of the Company.

The capital lease value as calculated following FASB guidelines is presented as a non-current asset on the balance sheet. As of December 31, 2023, the value is calculated to be $977,600, and as of December 31, 2022, the value was $241,786. For the Operating Lease liability, the amount of $977,600 was calculated as of December 31, 2023, and was $241,786 as of December 31, 2022. The Operating Lease liability is presented as current and long term. The current portion of the Operating Lease liability for December 31, 2023, is $269,230 and for December 31, 2022, it is $88,245. The increase in both the Operating Lease asset and liability as of December 31, 2023, is due to the addition of 5 leased vehicles by TransportUS Inc., during the year, which directly caused the increased lease asset and related liability.

The discount rate is the interest rate that equates the present value of future lease payments to the Right-of-Use (ROU) asset or lease liability. The leasehold amortization was calculated using an incremental borrowing rate based on the 7-year risk-free Treasury rate as of January 3, 2023, set at 3.95%. This rate was applied to determine the present value of the lease payments and record the right-of-use asset and lease liability as recorded on the balance sheet.

Maturities of lease liabilities on December 31, 2023, are as follows:

●	2024:	$269,104
●	2025:	$261,130
●	2026:	$233,281
●	2027:	$156,809
●	2028:	$55,298
●	Thereafter	$1,978
●	Total	$977,600

NOTE 9 – DEFERRED REVENUE

During the first three years of operations of TransportUS Inc, Secure Transportation, Inc. (Secure), a subcontractor, advanced funds to TransportUS Inc. with the expectation of future services provided for Secure. This arrangement ended, December 31, 2021, after Secure had advanced $1,087,327. The agreement moving forward requires TransportUS to provide services in the amount of $15,000 per month or return funds to secure in that same amount. TransportUS has returned funds in the amount of $365,000, leaving a balance of $722,327 as of December 31, 2023.

NOTE 10 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on December 31, 2023, and 2022 for all plans were $507,792 and $453,965 respectively.

NOTE 11 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out a Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. Interest rate on December 31, 2023, and 2022 were 11% and 9% respectively. Balance remaining on the SBA loan was $730,213 and $804,387 as of December 31, 2023, and 2022 respectively.

On July 7, 2022, the Company entered into a buyout agreement with shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company had accrued interest on December 31, 2022, of $49,035. Balance remains in the amount of $2,697,960. All interest due was paid December 28, 2023, resulting in a balance of $0 on December 31, 2023. The Company requested a deferral of the payment of principal due December 31, 2023, and received a deferral from Mrs. Flores. See subsequent events Note 15 for details.

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

The following schedule details the loans active as of December 31, 2023, and 2022:

	2023	2022
Current Portion:
Notes and loans payable	$2,160,347	$719,563
Long term Portion:
Notes and loans payable	2,034,493	2,782,784
Total Notes Payable	$4,194,840	$3,502,347

NOTE 12 – STOCKHOLDERS’ EQUITY/(DEFICIT)

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

On October 20, 2023, the Company executed a purchase agreement to acquire a related company owned by Lawrence Garcia, CEO. TransportUS Inc. valued at $3,000,000. The company agreed to issue 3,000,000 shares, with 1,500,000 shares issued at time of purchase, and a bonus of 1,500,000 shares when TransportUS renews its main services contract with the Veterans Affairs Department of Long Beach, CA. The purchase created two assets for AGSS. Goodwill in the amount of $1,795,406 and an Investment in Subsidiary in the amount of $424,593. The 1,500,000 shares issued by AGSS and the 1,000 shares retired by TransportUs are reflected in the 2023 section of the Consolidated Statement of Stockholders Equity/(Deficit) report. Resulting in common stock outstanding of 94,917,302 at year end.

There was another transaction that impacted stockholders’ equity that occurred to the Company’s equity section relating to owner draws and the merger with a related company. As a part of the normal activity of the privately held Company, an S-Corp, shareholders were distributed funds accounted for as Owner Draws. The owner draw accounts were used primarily for taxes paid by the shareholders due to profits of the S-Corp being transferred to their personal returns along with some personal expenses and personal cash needs. As part of the preparation for the merger, these inter-company balances were removed through the owner draw accounts. Total owner draw amount was $62,825 for December 31, 2022.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – CONCENTRATION OF SALES

The company generated $20,969,727 and $24,947,401 in service revenue for the years 2023 and 2022 respectively. Of the total service revenue, approximately 86% was earned from the federal contracts operated by the company. The contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $5.8M

●	Social security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $3M

●	National Institute of Health – EPA	-	May 2020 through March 2023 Annual Revenue of approx. $2.8M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through March 2024 Annual Revenue of approx. $4.4M

Currently, we have four federal contracts continuing into 2024, that will approximate 90% of our total services revenue expected for the year ending December 31, 2024. All federal contracts are awarded with a term of 5 years, with annual renewals. At the end of each contract year the government has the option to renew, cancel or renegotiate. Our four contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $5.8M

●	Social security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $3M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through June 2024 Annual Revenue of approx. $4.4M

NOTE 15 – LITIGATION AND CLAIMS

As of December 31, 2023, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations and violation of the unfair business practices act. A lawsuit has been filed, but it is early in the process and the attorneys cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible.

Per Attorney letters issued there are no other pending cases or legal matters.

NOTE 16 – INCOME TAXES

Due to the losses incurred during the tax year ending 2022, and the expected zero tax due for 2023, there is no estimated tax liability for 2023. Therefore, no provision for income taxes has been included in the accompanying financial statements.

NOTE 17 – SUBSEQUENT EVENTS

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

On January 22, 2024, the Company entered into an agreement with Lillian Flores regarding the deferral of the required shareholder buyout payment of $611,253 due December 31, 2023. The deferral of the principal payment we requested by the Company for the purpose of capital retention. The agreement allows for a $16,500 monthly principal and interest payment starting in January 2024 through June 2024. Monthly interest is calculated at $1,585, leaving $14,915 applied to the principal. The agreement requires the remaining deferred principal of $521,763 to be paid by the Company on or before June 30, 2024.

Late January 2024, the Company was notified that TransportUS, Inc. was awarded a transportation contract by the Veterans Administration for the central Los Angeles region. The total value of the contract is estimated at $7.5 million over 4.5 years. The original start date of February 1, 2024, was delayed until the start of the second quarter. The annual impact of this contract will be approximately $1.6 million in increased revenue.