Form 10-K
period 2024-12-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2025-05-12
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2024, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $3,353,341.

The number of outstanding shares of the registrant’s common stock on December 31, 2024, was 94,918,292.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2024

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

The purposes of the transactions described in this Current Report were to complete a business combination by a stock for stock merger and complete a recapitalization of the company with the result being that AmeriGuard became a wholly owned subsidiary of AGSS, and AmeriGuards management will be the management of AGSS.

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

The purchase agreement was to issue 3,000,000 common shares to Lawrence Garcia in exchange for the 1,000 shares held from TransportUS, Inc. The agreement called for the immediate issuance of 1,500,000 shares when the agreement was executed with the remaining 1,500,000 shares to be issued contingent on TransportUS Inc., renewing its current transportation contract with the Veterans Administration in Long Beach California. The award of the contract is expected to occur in the third quarter of 2025.

Overview

The Company manages two separate subsidiaries: Ameriguard Security Services, Inc. (“AGS”) and TransportUS, Inc. (“TUS”).

AGS principally provides guard services for Federal, State and Local governmental entities, quasi-governmental entities and for commercial property. Guard services generated approximately $17.5 million in revenues for the fiscal year ended December 31, 2024. Guard services include, providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors, communication, reception, concierge and front desk/doorman operations.

TUS provides ambulatory and non-ambulatory services for the Veterans Administration, in Long Beach CA, Central Los Angeles CA and Loma Linda CA. These three contracts generate approximately $9 million in revenues annually. TUS operates approximately70 vehicles, a mixture of sedans, minivans, and full-size vans with wheelchair lifts, along with a dispatch service available 24 hours a day, 365 days a year.

As we continue to push growth organically as well as through acquisition, we will be able to realize a greater market share in each of these two industries.

Corporation Information

Our principal executive offices are currently located at 5470 W Spruce Ave Suite 102 Fresno CA 93722.

Our website; www.ameriguardsecurity.com and www.transportus.us

Employees

As of December 31, 2024, AGSS had 6 administrative employees, AGS had 240 employees, 172 of these employees are represented by collective bargaining agreements and TUS had 72 employees. The Company considers relations with its employees to be very good.

Our Industries

Security

Security guard and related services in the US is comprised of over 11,000 companies and 900,000 officers. We compete with top firms, such as Allied Universal, Securitas, G4S and Prosegur Security, which control the majority of the industry. AGS revenue at approximately $17 million in annual revenue places it in a strong competitive position.

We believe that the top 40 companies have the resources to harness technology, to expand their business into related services other than guard services. Companies with over $50 million in revenue have, over the last 10 years, experienced steady growth while those guard companies between $15 million and $20 million, the remaining 9,900 firms, have experienced greater challenges to increase revenues. We believe that the principal reason for this is the steady diversification of security services away from the traditional guard services to areas of utilization of technology requiring capital. Along with this, we believe that the profitability challenges below $20 million annual sales are much more difficult than above $50 million is sales, largely due to the significant economies of scale achieve at the higher revenue levels.

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

TUS has an excellent reputation in the industry and will take advantage of this status as it bids on contracts moving forward. TUS will continue to focus on providing high quality service with our excellent staff and improving the quality of our fleet. Taking advantage of the capital markets available to AGSS, TUS will be able to enter more markets and be very competitive and profitable. TUS won two additional contracts with the Department of Veteran’s Administration in 2024.

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

As of December 31, 2024, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations and violation of the unfair business practices act. A lawsuit has been filed in the Fresno County Superior Court, but it is early in the process and the attorneys cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the date of this report, the Company’s common stock is quoted on OTC Markets, symbol AGSS.

The high and low bid prices of our common stock following such date is as follows:

Quarter Ended	High	Low
March 28, 2024	$.57	$.37
June 28, 2024	$.28	$.28
September 30, 2024	$.18	$.18
December 30, 2024	$.11	$.07

The last reported sales price of our common stock on the OTC Markets on April 28, 2025, is $.30.

Authorized Capital Stock

Our authorized capital stock consists of five hundred million (500,000,000) shares of common stock, par value $0.001 per share. Immediately after giving effect to the Merger and related transactions, there were 94,918,292 shares of our common stock issued and outstanding.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of December 31, 2024, there were 94,918,292 shares of common stock issued and outstanding, which were held by 92 stockholders of record, with 3,261,930 shares held by over 700 individuals in private brokerage accounts.

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

On October 20, 2023, the Company executed a share purchase agreement to acquire TransportUS Inc. This brings the second entity under the ownership and management of AGSS. TransportUS Inc., adds an opportunity to increase revenues in the more profitable federal contracts requiring non-emergency medical transportation. As mentioned earlier, this industry is projected to grow at 9% year over year through 2032. AGSS will be a strong participant in the industry and will grow via contract awards and additional acquisitions within the industry. The addition of TransportUS Inc increased total revenue for 2024 to approximately $26,000,000.

AGSS continues developing the leadership team needed for success. We have in place a CEO with 22 years of experience in our industry and has been very successful in the government contracting market. Our new CFO has 22 years of experience in improving business performance as well as organizational growth across various sectors. Our Senior Controller has over 38 years of business finance experience, the last 15 of which he has been focusing on organizational development consulting across multiple industries, and an Operations team on the east coast managing IT and our federal contracts, and we have engaged legal and SEC compliance professionals. We have a Board of Directors with Wall Street and government security experience making us well positioned to aggressively grow the business.

Results of Operations for the fiscal year ending December 31, 2024

Revenues and Cost of Services

For 2024 the Company experienced a 26% overall increase in operational revenue, totaling approximately $5,465,000. The increase results from the inclusion of a full year of revenue from TransportUS Inc. (TUS). The increase over revenue received in 2023 totaled approximately $8,100,000, and a decrease in total guard services revenue from AmeriGuard Security Services Inc. (AGS) of approximately $2,700,000. The revenue decrease experienced by AGS was mainly from the loss of the contract with the Environmental Protection Authority, EPA, that ended in May 2023. All other revenue items had only minor changes with no significant impact on total revenue.

For the federal guard contracts, as the costs of labor increases within the unionized contract so does the revenue. For Commercial operations there is a lag between cost increases and service rate increases. It’s our practice to adjust service rates annually in the month of February. Although we did increase our billing rates for new contracts during 2024, the existing companies will not see an additional rate increase until February 2025. Although demand for services has continued to increase in 2024, the expectations of the cost of those services is out of line with the market expectations. As AGS deals with the increased labor costs, the customers are experiencing similar cost pressures and are less willing to pay for our traditional services. This conflict with AGS needing to raise services fees and customers needing to pay less has created challenges in the market. As a result, AGS has needed to shift its approach to protecting business assets from the traditional standing guard to technology and patrol services. AGS has established a 24-hour dispatch department to monitor camera systems and direct patrolling officers to the problem locations. Our patrol officers respond to all alarms regardless of cause within 15 minutes of activation. This is a cost effect way for businesses to have protection without the high expense of a posted guard. The market continues to respond positively to this new approach to protecting company assets.

Currently, we have six Federal contracts continuing into 2025, that approximated 89% of our total services revenue for the year ended December 31, 2024. All federal contracts are awarded with a term of 5 years, with annual renewals. At the end of each contract year the government has the option to renew, cancel or renegotiate. Our six contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $6.1M

●	Social security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5.4M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $3M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through September 2025 Annual Revenue of approx. $9M

●	Veterans Administration – Los Angeles CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $720K

●	Veterans Administration – Loma Linda CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $2.1M

As with all professional service industries, most of the expense is direct labor and expenses associated with that labor. We are not an exception. Our direct expenses average around 89% of revenues. Total direct cost of services was approximately $23,400,000 in 2024 and approximately $19,160,000 in 2023.

The total direct cost of services saw an increase of approximately $4,300,000, or 22%. This increase was expected due to the direct expenses of labor and vehicles of including a full year of TUS direct expenses. The Company acquired TUS in the fourth quarter of 2023, so there were only 2 months of expenses reflected in 2023. The increase is the net result of an increase in direct labor expenses in the amount of $2,700,000, an increase of approximately $2,000,000 in vehicle expenses. These increases were offset by a decrease in total subcontractor expenses of approximately $483,000. The gross margin increased approximately $1,200,000, a 66% increase. As a percentage, the gross margin percentage increased to 11.3% in 2024 from 8.6% in 2023.

Operating Expenses and Other Expense

Operation expenses increased in 2024 over 2023 by approximately $2,168,000. The largest category of increase was in loan interest, of approximately $1,220,000, resulting from utilizing several high-interest loans necessary to cover the operational capital needs. Professional services experienced an increase of approximately $529,000. Approximately $250,000 of this increase resulted from a class action lawsuit filed alleging labor law violations. Additionally, there was an increase in the general and administrative expenses of approximately $157,000. Within the general and administrative expenses, outside services expenses increased approximately $100,000. Advertising and marketing experience and increase of approximately $120,000. TUS expenses the graphics put on the vans in this category and added 41 vans in 2024, total cost $90,235. AGC redesigned its website and added social media advertising to increase guard services revenue. This program ended in October. There were increases in other operating expense categories such as vehicle expense, general liability insurance, licenses and permits and depreciation totaling approximately $354,000, which was offset by a decrease in administrative salaries and payroll taxes by approximately $240,000.

At this time, our operating structure and current level of expense can handle twice the revenue stream with minor increases to our operating overhead expenses. This allows the entire gross profit of any new contract or company acquisition to go straight to the bottom line, providing a consistent return on investment.

Net (Loss) from Operations and Other Income

The Company experience a significant net loss from operations of $3,403,601 for the year ending December 31, 2024, compared to a loss of $2,428,682 for the year ending December 31, 2023. Other income for 2024 was $1,070,866, including a gain on deferred liability subsidiary of $1,018,500, while 2023 had other income of $2,561,555 from the Employee Retention Tax Credit received by AGS in June 2023. Resulting in a pre-tax net loss of $2,332,735 for 2024 and a pre-tax net income of $103,615 for 2023.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from debt financing. During the year ended December 31, 2024, operations generated net cash decrease of $2,611,537 while cash used from investing activities during the same period was $839,504. Cash provided from financing activities was $1,709,511. The main source of cash from financing activities was short-term loans received in the amount of $4,420,385. Financing activities usage was total loan payments of $2,760,126.

On December 31, 2024, the Company had cash on hand of $424,588, with total current assets of $3,294,366.

Moving Forward

During the past twenty-four months we have worked diligently to set up our corporate structure, systems and implement our strategy as a public company to expand our business. Our current overhead expense structure has significant excess capacity positioning us to manage two to three times the revenues from one of two strategic sources. We have two contracts that were won and commenced during the second half of 2024 that we will realize the impact of the full annual revenue increase in 2025.

Our first source is to continue our historical strategy of seeking organic growth through bidding and winning contracts that meet our criteria for both AGS and TUS. As of December 31, 2024, we had four bids submitted totaling over $12M in revenues. We have continued to submit bids each month, resulting in 5-10 bids in review at all times. We are confident with our history of excellent service and strategic bids that we should add new contracts to the company. We continue to seek new ways to meet the growing security needs of commercial businesses. Management anticipates that our access to capital markets, allows AGSS to encompass advanced AI-driven digital security and robotics, delivering it to the security industry, as well as our non-emergency medical transportation logistics. These advancements serve as catalysts for immediate performance improvements in short term and long-term growth supporting the federal and private sectors. By leveraging cutting-edge blockchain, AI, and robotics technologies, our company is uniquely positioned to reduce labor and operational costs while delivering a high level of security innovation that differentiates us from conventional human-based security and transportation firms. Our proactive AI technical approach not only enhances our operational efficiency but also enables us to deploy scalable, automated security solutions nationwide, that adapt to rapidly evolving threats in the digital and physical realms. As the market begins to demand greater efficiency from our industry, AI robotic security will continue to expand, our integrated technology platforms position us at the forefront of the industry. This strategic advantage not only allows us to capitalize on emerging market opportunities but also provides significant cost savings, operational efficiencies, and the potential for robust revenue growth. Our leadership in the industries of security and transportation and logistics will bring cost savings, and greater profits for our company.

Our second source of growth is through merger and acquisitions. With the capital market available to us and our industry being positioned for long term growth, there’s opportunity for acquisitions. The security industry continues to expand, and at the same time there’s a lot of consolidation occurring. The security industry is no different than many others. Several privately held firms equal to our size and larger are looking for a buyout allowing the owner to retire. Our experience allows AGSS to be the company acquiring others, which can quickly double our revenues with one or two key acquisitions. After which we will see all the gross profit from those companies going directly to our bottom line. There are also potential acquisition opportunities in several other industries that could fit our business model. Those include transportation, cyber security, private security, ammunition manufacturing, and surveillance.

Management is very positive regarding profitable operations for the next twelve months based on the following:

●	Both industries that AGSS currently operates in, are growing industries.

●	The security industry is somewhat recession proof.

●	The non-emergency transportation market is growing at an annual rate of over 7.5%.

●	There are over 10,000 security companies operating in our market, with 50% available for acquisition.

●	Our management team, Board of Directors and supporting equity professionals can get the job done.

●	We negotiated a full refinance agreement of our debt in March 2025, allowing for better control of debt payments and cash flow.

●	We have been and will continue to be a company that is very conservative with our resources and will use every available dollar providing strength, and good return to our investors.

●	We are in it for the long haul.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2024, and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ending December 31, 2024, and 2023, together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2024, the Securities and Exchange Commission (the “Commission”) entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers and its sole audit partner, Benjamin F. Borgers CPA, permanently barring Mr. Borgers and BF Borgers from appearing or practicing before the Commission as an accountant (the “Order”). As a result of the Order, BF Borgers may no longer serve as the independent registered public accounting firm for the Company, nor can BF Borgers issue any audit reports included in Commission filings or provide consents with respect to audit reports. In light of the Order, on May 6, 2024, the Board of Directors of the Company terminated the engagement of BF Borgers as its independent registered accounting firm.

BF Borgers’s reports on the Company’s financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

There have been no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) and no “reportable event” occurred (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) during the fiscal years ended December 31, 2023 and 2022 and the subsequent interim period up to and including May 6, 2024, the date of BF Borgers’s dismissal, between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BF Borgers, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company’s financial statements for those periods.

In the May 3, 2024 “Staff Statement on the Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order Against BF Borgers CPA PC” (the “Staff Statement”), the Commission advised registrants that they may indicate in their Commission filing that BF Borgers is not currently permitted to appear or practice before the Commission for reasons described in the Order, in lieu of including a letter from BF Borgers stating whether it agrees with our disclosures under Item 304 of Regulation S-K. In light of the Order and the Staff Statement, we are not requesting BF Borgers to furnish the Company with such letter.

On May 8, 2024, the Board of Directors of the Company appointed Bush & Associates CPA, LLC (“Bush & Associates”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through May 8, 2024, neither the Company nor anyone acting on the Company’s behalf consulted Bush & Associates with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended. The Company appointed an independent audit committee June 14, 2023.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information regarding our directors and executive officers as of December 31, 2024:

The following persons are executive officers and directors upon completion of the Merger, and hold the positions set forth opposite their respective names, including shares held.

Name	Age	Position	Common shares held	Percentage of Class(1)
Lawrence Garcia	51	Chairman of the Board, President and Chief Executive Officer Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director	82,078,125	86.47%

Jason Bovell, CPA	43	Chief Financial Officer	1,000,000	1.05%

Douglas Anderson	61	Director	3,515,625	3.70%

Russel Honore’	76	Director	562,500	.59%

(1)	Based on 94,918,292 shares of common stock outstanding as of December 31, 2024

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

Jason Bovell, CPA, Jason has been a CPA over 20 years. From 2013 to 2023, he was a Managing Director at Bovell Financial a full-service accounting firm and provided services such as Advisory, CFO Services, and Tax services to businesses, funds, and governmental agencies. From 2010 to 2013, he served as a Controller, Senior Auditor, Cost Analyst and Tax Senior at several government agencies and Cox Enterprises. Prior to this, Mr. Bovell worked for PWC in the tax practice and audit practice. Mr. Bovell received a BA in Business Administration and Accounting from Morehouse College and a MA in Taxation from the University of Denver

Douglas Anderson, Board Director. Mr. Anderson is the CEO of Wall Street Capital Partners and has been involved in or exposed to most aspects of corporate finance with over 20 years on Wall Street. Prior to his work in corporate finance, he served in the U.S. Marine Corps, including the elite Marine Reconnaissance Battalion. He held a Top-Secret clearance while serving operationally in the U.S. State Department at American Embassies overseas, as well as at the U.N. in New York, where he participated in Security Enhancement programs. Mr. Anderson was formally trained on Wall Street as an Underwriter. He has been interviewed and broadcast nationally and internationally, many times as an expert both on NASDAQ and at the NYSE. Mr. Anderson earned his undergraduate degree from the University of Washington and postgraduate graduate education includes executive education from Harvard in Finance and Texas A&M in Agriculture Science. Mr. Anderson has served as an Advisor, Director, public company CEO and public company Board Director over his career.

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

Insider Trading

Arrangements and Policies

We have not yet adopted an insider trading policy, but we do plan to adopt such a policy by the end of the fiscal year 2025.

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

2025 Equity Incentive Plan

Our Board of Directors and stockholders owning a majority of our outstanding shares plans to adopt an Equity Incentive Plan during 2025. Details of the plan will be developed with the input of the Board of Directors along with the then established compensation committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive positions and salaries:

Name and Position	Year	Salary ($)	Bonus ($)	Other Compensation ($)	Total ($)
Lawrence Garcia – CEO	2024	188,351		21,279	259,630
	2023	188,351	50,000	21,279	259,630

Jason Bovell, CPA – CFO – contract employee	2024				240,000
Michael Goossen, CPA – former CFO	2023	150,000	20,000	1,038	171,038

Employment Agreements

As of December 31, 2024, there are no employment agreements in place. It is the intention of ownership to rely on the recommendation of the compensation committee appointed by the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our officers as of December 31, 2024.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2024 and 2023 under any long-term incentive plan.

Director Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Payments to Directors totaled $135,000 for the year ended December 31, 2024, and $120,000 for the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of March 31, 2025 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address	Beneficial Ownership	Percentage of Class(1)
Lawrence Garcia	80,578,125	86.47%
Jason Bovell, CPA	1,000,000	1.05%
Douglas Anderson*	3,515,625	3.70%
Russel Honore’	562,500	.59%
All officers/directors as a group (4 people)	85,656,250	91.81%

(1)	Based on 94,918,292 shares of common stock outstanding as of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As of December 31, 2024, the subsidiary TransportUS Inc., has a note receivable from AmeriGuard Security Systems, Inc. (SYS). SYS is a California Corporation, owned 100% by Lawrence Garcia, the majority shareholder of AGSS. See financial statement Note 3 for additional information.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by our independent public accountants for the following professional services it performed for us during the fiscal year ended December 31, 2024, and 2023, as set forth in the table below:

	2024		2023
Audit Fees	$			$115,500
Audit Related Fees	$		$
Tax Fees	$		$
All other fees		$94,000		$79,500
TOTAL FEES		$195,000		$103,400

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by independent auditors in connection with engagements for those fiscal years.

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

AMERIGUARD SECURITY SERVICES, INC.

Date: May 12, 2025	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: May 12, 2025	By:	/s/ Jason Bovell
		Name:	Jason Bovell
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

Exhibit No.	Description
3.1	Certificate of Incorporation of AMERIGUARD SECURITY SERVICES, INC., as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2022).

3.2	Amended and Restated By-Laws of AMERIGUARD SECURITY SERVICES, INC. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2022).

3.3	Articles of Incorporations AmeriGuard Security Services, Inc. (AmeriGuard) (California) (incorporated by reference to Exhibit 3.3 to the Form 8-K filed on December 14, 2022).

3.4	Bylaws AGS, Inc. (AmeriGuard) (California) (incorporated by reference to Exhibit 3.4 to the Form 8-K filed on December 14, 2022).

21.1*	Subsidiaries of the Company-Ameriguard Security Services, Inc. (California)

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Exhibits filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Ameriguard Security Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameriguard Security Services, Inc. as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Ameriguard Security Services, Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Ameriguard Security Services, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as Ameriguard Security Services, Inc.’s auditor since 2024.

Henderson, Nevada

May 12, 2025

PCAOB ID Number 6797

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

		December 31,
	December 31, 2024	2023 (restated)
Assets
Current Assets
Cash	$424,588	$2,166,118
Accounts Receivable, Net	2,335,712	1,583,379
Current Portion Related Party Note Receivable (note 3)	12,289	9,300
Prepaid Expenses	414,288	327,147
Deposits	107,489	61,575
Related Party Transactions (note 4)	-	-
Total Current Assets	3,294,366	4,147,519

Other Non-Current Assets
Fixed Assets, Net Depreciation (note 5)	1,175,547	574,114
Related Party Note Receivable (note 3)	288,459	340,700
Operating Lease (note 6)	3,261,415	977,600
Goodwill (note 7)	1,795,406	1,795,406
Total Non-Current Assets	6,520,827	3,687,820

Total Assets	$9,815,194	$7,835,340

Liabilities
Current Liabilities
Accounts Payable	$1,601,752	$449,921
Accrued Payroll	730,110	626,694
Deferred Revenue (note 8)	657,327	722,327
Payroll Liability - Pension (note 9)	708,120	507,792
Deferred Liability Subsidiary (note 6)	121,500	1,140,000
Current Portion Operating Lease (note 6)	924,808	269,230
Current portion of notes payable (note 10)	2,854,977	2,160,347
Total Current Liabilities	7,598,594	5,876,311

Long Term Liabilities
Long Term Portion of Notes Payable (note 10)	3,000,123	2,034,493
Operating Lease (note 6)	2,336,607	708,369
Total Liabilities	12,935,324	8,619,173

Stockholders’ equity
Common stock, $.001 par value, 94,918,292 shares issued and outstanding at December 31, 2024, and 2023 (note 11)	159,846	159,846
Retained earnings/(deficit)	(3,279,976)	(943,679)
Total Stockholders’ Equity	(3,120,130)	(783,833)
Total Liabilities and Stockholders’ Equity	$9,815,194	$7,835,340

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ending

		December 31,
	December 31, 2024	2023 (restated)
Revenue
Services	$26,258,260	$20,852,372
Discounts and allowances	(22,981)	(97,711)
Other operational income	200,332	215,066
Total Revenue	26,435,611	20,969,727

Cost of Services
Salaries and related taxes	16,695,048	14,531,795
Employee benefits	3,386,874	2,881,774
Sub-Contractor payments	848,247	1,331,446
Training and direct expenses	130,347	85,861
Vehicles and equipment expenses	2,376,139	333,464
Total Cost of Services	23,436,656	19,164,340

Gross Margin	2,998,955	1,805,387

Operating Expenses
Salaries, payroll taxes and benefits	1,365,121	1,604,520
Vehicle expense	453,517	384,013
Professional services	992,521	463,524
Communication services	187,248	130,538
General liability insurance	199,643	160,431
Advertising and marketing	265,321	144,391
Staff training	191,823	183,704
Livescan services fees	88,643	125,815
Licenses and permits	161,473	104,381
General and administrative expenses	763,387	605,686
Loan interest	1,495,789	277,205
Depreciation expense	238,070	49,861
Total Operating Expenses	6,402,556	4,234,069

Net Income/(Loss) from Operations	(3,403,601)	(2,428,682)

Other Income (Expenses)
Other Income	52,366	3,336,670
Gain on Deferred Liability Subsidiary	1,018,500	-
Other (Expense) Operational	-	(775,115)
Loss on Deferred Liability Subsidiary		(30,000)
Total Other Income/(Expense)	1,070,866	2,531,555

Net Income/(loss) before Income Taxes	(2,332,735)	102,873

Income tax expense	3,562	(742)

Net Income/(loss)	$(2,336,297)	$103,615

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0246)	$0.0011

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	94,918,292	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2024 and 2023

	Common Stock		Preferred Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2022	93,417,302	$158,346	-	$-	$6,012,095	$(8,167,889)	$(1,997,448)
Equity purchase of TransportUS Inc, (note 10)	1,500,000	1,500	-	-	1,108,500	-	1,110,000
TransportUS Inc. Stockholders Equity (note 10)	1,000	1,000				-	1,000
TransportUS Inc. Shares retired	(1,000)	(1,000)		-	-	-	(1,000)
Net (Loss) for year ended December 31, 2022	-	-	-	-	-	103,615	103,615
Balance, December 31, 2023 (restated)	94,917,302	$159,846	-	$-	$7,120,595	$(8,064,274)	$(783,833)
Common Stock adjustment	990					-	-
Net Income for year ended December 31, 2023		-		-	-	(2,336,297)	(2,336,297)
Balance, December 31, 2024	94,918,292	$159,846	-	$-	$7,120,595	$(10,400,571)	$(3,120,130)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ending

		December 31,
	December 31, 2024	2023 (restated)
Cash Flows from Operating Activities
Net Income/(Loss)	$(2,336,297)	$103,615
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	(752,333)	501,206
Prepaid insurance	(87,140)	(132,948)
Deposits	(45,914)	(28,575)
Accounts payable	1,151,832	(445,405)
Accrued Interest	-	(49,035)
Accrued Payroll	103,417	(110,449)
Deferred Revenue	(65,000)	(30,000)
Payroll liabilities	200,327	24,017
Depreciation	238,070	49,861
(Gain)/Loss on Deferred Liability - Subsidiary	(1,018,500)	30,000
Operating Lease Liability	(2,284,005)	735,812
Operating Lease Asset	2,284,005	(735,814)
Net Cash (Used)/provided in Operating Activities	(2,611,537)	(87,715)

Cash Flows (Used)/Provided from Investing Activities
Purchase of Fixed Assets, Net Retirements	(839,504)	(45,702)
Building improvements	-	(505)
Net Cash Used by Investing Activities	(839,504)	(46,207)

Cash (Used)/Provided from Financing Activities
Note Receivable	49,252	307,493
Financed Capital	4,420,385	766,667
Payment for Shareholder buyout	(166,864)	-
Loan principal payments	(2,593,262)	(74,174)
Cash Received from Acquisition	-	72,400
Net Cash Provided by Financing Activities	1,709,511	1,072,386

Net Increase (Decrease) in Cash	(1,741,530)	938,464
Cash at Beginning of Period	2,166,118	1,227,654
Cash at End of Period	$424,588	$2,166,118

Supplemental Cash Flow Information:
Income Taxes Paid	$3,562	$(742)
Interest Paid	$1,495,789	$277,205
Supplemental disclosure of non-cash financing activities:
Shareholder Loan	$2,531,096	$2,697,960
Operating leases - right of use asset	$3,261,415	$977,600
Operating leases - lease liability	$3,261,415	$977,599

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

Basis of Presentation

These consolidating financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. The financial statements and notes include TransportUS Inc.’s financial results for 2023 and 2024.

Risks and Uncertainties

The risks and uncertainties described below may not be the only ones we are or may face in the future. If any of the following do occur, our business, financial condition or results of operations could be materially adversely affected.

The company receives over 89% of its total revenue from six Federal contracts as described in Note 13 below. These contracts have specific terms, typically five years with the opportunity for extension, but there are no assurances they will be extended. Although we have had several extended in the past, there is no guarantee this will again happened in the future. However, there are significant direct expenses for each contract that also are removed from operations at the end of a contract. As a result, the revenue lost from a completed contract does not affect the bottom-line profits in an amount equal to the revenue lost. The actual net income impact depends on the contract.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2024, and December 31, 2023, the Company had cash and cash equivalents totaling $424,588 and $2,166,118 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over eighty-nine percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of December 31, 2024, and 2023, an allowance for estimated uncollectible accounts was determined to be unnecessary.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful life for Machinery and Equipment, and Vehicles is 5 years, Leased vehicles based on lease term, with Leasehold improvements useful life is 15 Years.

Operating Leases

In February 2016, FASB ASU No. 2016-02 established ASC Topic 842, Leases, which sets out the principles for recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. Effective December 31, 2022, we have implemented ASU No. 2016-02 and booked the operating lease asset and the related liability.

The Company is a lessee with Enterprise Lease Management for vehicles used in operations, under an all-inclusive master lease. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and a right-of-use (ROU) asset at the commencement date. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. The discount rate is the interest rate that equates the present value of future lease payments to the Right-of-Use (ROU) asset or lease liability. The leasehold amortization was calculated using an incremental borrowing rate based on the 7-year risk-free Treasury rate as of January 3, 2024, set at 3.95%. This rate was applied to determine the present value of the lease payments and record the right-of-use asset and lease liability as recorded on the balance sheet as detailed in Note 6.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2023, and December 31, 2024, due to the short-term nature of these instruments.

NOTE 3 – RELATED PARTY NOTE RECEIVABLE

On December 31, 2022, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of the award. Funds from the contract were shared with AmeriGuard during the first 3.5 years of operations, which ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For 2023, the payments were interest only in the amount of $1,750. The note receivable is presented with the current portion of $12,289 and long-term portion of $288,459 for the year ending December 31, 2024, and the current portion of $9,300 and long-term portion of $340,700 for the year ending December 31, 2023.

NOTE 4 – RELATED PARTY TRANSACTION

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

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following on December 31, 2024, and 2023:

	2024	2023
Leasehold Improvements	274,133	274,133
Machinery and Equipment	298,974	290,892
Vehicles	1,466,593	635,172
Total Fixed Assets	2,039,700	1,200,197
Accumulated Depreciation	(864,153)	(626,083)
Fixed Assets, Net	$1,175,547	$574,114

NOTE 6 – OPERATING LEASES

We have leased vehicles with terms greater than one year that are classified as operating leases per the guidelines. The lease terms vary between 48 and 60 months. At the end of the term the vehicle becomes the property of the Company.

The capital lease value as calculated following FASB guidelines is presented as a non-current asset on the balance sheet. As of December 31, 2024, the value is calculated to be $3,261,415, and as of December 31, 2023, the value was $977,600. For the Operating Lease liability, the amount of $3,261,415 was calculated as of December 31, 2024, and was $977,600 as of December 31, 2023. The Operating Lease liability is presented as current and long term. The current portion of the Operating Lease liability for December 31, 2024, is $924,808, with the long-term portion of $2,366,607. For December 31, 2023, the current portion is $269,230, with the long-term portion of $708,369. The significant increase in both the Operating Lease asset and liability as of December 31, 2024, is due to the addition of 43 leased vehicles by TransportUS Inc., during the year, which directly caused the increased lease asset and related liability.

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

Maturities of lease liabilities on December 31, 2024, are as follows:

●	2025:	$860,542
●	2026:	$857,688
●	2027:	$807,260
●	2028:	$584,415
●	2029:	$151,510
●	Total	$3,261,415

NOTE 7 – GOODWILL

On October 20, 2023, the Company acquired TransportUS Inc. Allocation of the purchase price per ASC 805-20-25-1 yielded a goodwill amount of $1,795,406. The Company’s used a discounted cash flow model which requires estimating future cash flows expected to be generated from the acquired entity, discounted to their present value using a risk-adjusted discount rate, the Guideline Company’s method and the Guideline Transactions method, incorporating the following key assumptions and market approach to acquire TransportUS Inc.

Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. The company under ASC 350-20 did a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than it’s carrying amount.

The fair value of the reporting unit was determined using three valuation methods: the Discounted Cash Flow method, the Guideline Company’s method and the Guideline Transactions method, incorporating the following key assumptions:

●	Weighted Average Cost of Capital (WACC): 24.6%

●	Forecast Horizon: 5 Years

The estimated fair value of the reporting unit is $8,240,000 compared to its carrying amount of $2,220,000. As a result, no impairment was recorded. The Company had no goodwill on its balance sheet prior to the acquisition:

Description	Amount ($)
Balance as of December 31, 2022	$-
Acquisition of TransportUS (October 20, 2023)	1,795,406
Balance as of December 31, 2023	1,795,406
Impairment	-
Balance as of December 31, 2024	$1,795,406

As indicated the agreement generated a Goodwill asset of $1,795,406 resulting from the $2,220,000 value of the shares issued for the purchase over the net book value of TransportUS, Inc. of $424,593 as of October 31, 2023. Due to the agreement’s two step issuance of the 3,000,000 AGSS shares,1,500,000 at signing and 1,500,00 at a future date, the impact on the Balance Sheet of AGSS is an increase in common stock book value and additional paid in capital, by $1,110,000, a deferred liability of $1,110,000, and an investment in subsidiary asset value of $424,593 along with the Goodwill in the amount of $1,795,406, as of October 31, 2023. The consolidated Balance Sheet presentation eliminates the investment in subsidiary asset reflected on the Balance Sheet of AGSS.

As of December 31, 2023, the Deferred Liability in Subsidiary increased by $30,000 due to the increase in share value as of that date. This created a loss from deferred liability of subsidiary equal to $30,000. The result is a balance of $1,140,000 in Deferred Liability Subsidiary as of December 31, 2023.

As of December 31, 2024, the Deferred Liability in Subsidiary decreased by $1,018,000 due to the decrease in share value as of that date. This created a gain from deferred liability of subsidiary equal to $1,018,000. The result is a balance of $121,500 in Deferred Liability Subsidiary as of December 31, 2024.

NOTE 8 – DEFERRED REVENUE

During the first three years of operations of TransportUS Inc, Secure Transportation, Inc. (Secure), a subcontractor, advanced funds to TransportUS Inc. with the expectation of future services provided for Secure. This arrangement ended, December 31, 2021, after Secure had advanced $1,087,327. The agreement moving forward requires TransportUS to provide services in the amount of $15,000 per month or return funds to secure in that same amount. Since 2022, TransportUS has returned funds in the amount of $430,000, leaving a balance of $657,327 as of December 31, 2024.

NOTE 9 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on December 31, 2024, and 2023 for all plans were $708,120 and $507,792 respectively.

NOTE 10 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out a Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. Interest rate on December 31, 2023, and 2022 was 11% and 9% respectively. Balance remaining on the SBA loan was $649,359 and $730,213 as of December 31, 2024, and 2023 respectively.

On July 7, 2022, the Company entered into a buyout agreement with shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company accrued interest on December 31, 2022, of $49,035. Balance remains in the amount of $2,697,960. All interest due was paid December 28, 2023, resulting in a balance of $0 on December 31, 2023. The Company requested a deferral of the payment of principal due December 31, 2023, and received a deferral from Mrs. Flores. On January 22, 2024, the Company entered into an agreement with Lillian Flores regarding the deferral of the required shareholder buyout payment of $611,253 due December 31, 2023. The deferral of the principal payment was requested by the Company for the purpose of capital retention. The agreement allows for a $16,500 monthly principal and interest payment starting in January 2024 through June 2024. Monthly interest is calculated at $1,585, leaving $14,915 applied to the principal. The agreement requires the remaining deferred principal of $521,763 to be paid by the Company on or before June 30, 2024. On June 30, 2024, Lillian Flores agreed to continue the extension payments of $16,500 amortized at 5%, with the remaining amount due December 31, 2026. Balance due December 31, 2024, was $2,531,096, on December 31, 2023, the balance due was $2,697,960.

On December 20, 2023, the company entered into a short-term loan agreement collateralized by accounts receivable from TVT Capital LLC. The agreement encumbered $1,199,200 of receivables resulting in a note payable of $800,000; the repayment term requires $49,967 per week for 24 weeks. As of December 31, 2023, the balance of $766,667 was outstanding, and is included as current portion of notes payable. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. See note 15 Subsequent Events for details. Balance due December 31, 2024, of $580,000 includes all principal and interest due per final settlement.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Cedar Advance Capital. The agreement encumbered $719,250 of receivables, resulting in a note payable of $525,000; the repayment term requires $22,477 per week for 32 weeks. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. See note 15 Subsequent Events for details. Balance due December 31, 2024, of $475,000 includes all principal and interest due per final settlement.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Velocity Capital Group. The agreement encumbered $565,150 of receivables resulting in a note payable of $412,500; the repayment term requires $17,660 per week for 32 weeks. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. See note 15 Subsequent Events for details. Balance due December 31, 2024, of $420,000 includes all principal and interest due per final settlement.

On April 16, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $90,850, reduced by an original issue discount and fee of $15,850 and with an interest rate of 12%. Note requires 10 equal payments of $10,175 starting May 30, 2024. Note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $27,254.

On April 16, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $90,850, reduced by an original issue discount and fee of $15,850 and with an interest rate of 12%. The note requires 5 payments starting October 30, 2024, with a payment of $50,876, followed by 4 equal payments each month in the amount of $12,719. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $34,069.

On June 17, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $121,900, reduced by an original issue discount and fee of $21,900 and with an interest rate of 12%. The note requires 5 payments starting December 15, 2024, with a payment of $68,264, followed by 4 equal payments each month in the amount of $17,066. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $87,971.

On August 19, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $121,900, reduced by an original issue discount and fee of $21,900 and with an interest rate of 12%. Note requires 10 equal payments of $13,863 starting August 30, 2024. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $85,330.

On November 6, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $124,020, reduced by an original issue discount and fees of $24,020 and with an interest rate of 12%. Note requires 5 payments starting March 15, 2025, with a payment of $47,541, followed by a payment of $47,541 on May 15, 2025, followed by 4 equal payments each month in the amount of $11,885. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $124,020.

On November 08, 2024, The Company entered into a short-term loan agreement with First Class Industries. The amount funded was $160,000, reduced by an original issue discount and fees of $10,000 and with an interest rate of 7%. The note requires principal repayment January 04, 2025. Note is collateralized by Social Security Services – Urbana invoice #4065 in the amount of $485,785. Additionally, majority shareholder Lawrence Garcia agreed to transfer 150,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $160,000.

On November 20, 2024, The Company entered into a short-term loan agreement with First Class Industries. The amount funded was $336,000, reduced by an original issue discount and fees of $36,000 and with an interest rate of 12%. The note requires principal repayment January 20, 2025. The note is collateralized by Long Beach Veterans Administration invoice # VA-LB NOV24A in the amount of $376,829. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 150,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $336,000.

On November 21, 2024, The Company entered into a short-term loan agreement with W.L.L Associates. The amount funded was $230,000, reduced by an original issue discount and fees of $30,000 and with an interest rate of 15%. Note requires principal repayment January 05, 2025. Note is collateralized by Social Security Administration – Durham NC #4060 in the amount of $457,520. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 250,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $230,000.

On December 08, 2024, The Company entered into a short-term loan agreement with W.L.L Associates. The amount funded was $115,000, reduced by an original issue discount and fees of $15,000 and with an interest rate of 15%. The note requires principal repayment January 09, 2025. Note is collateralized by Social Security Administration – Urbana MD #4065 in the amount of $485,785. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 100,000 of his shares to the lender following payment of loan. On January 8, 2025, W.L.L Associates modified the note, extending the payment date to February 12, 2025. Balance due on December 31, 2024, was $115,000.

The following schedule details the loans active as of December 31, 2024, and 2023:

	2024	2023
Current Portion:
Notes and loans payable	$2,854,977	$2,160,347
Long term Portion:
Notes and loans payable	3,000,123	2,034,493
Total Notes Payable	$5,855,100	$4,194,840

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

There was another transaction that impacted stockholders’ equity that occurred to the Company’s equity section relating to owner draws and the merger with a related company. As a part of the normal activity of the privately held Company, an S-Corp, shareholders were distributed funds accounted for as Owner Draws. The owner draw accounts were used primarily for taxes paid by the shareholders due to profits of the S-Corp being transferred to their personal returns along with some personal expenses and personal cash needs. As part of the preparation for the merger, these inter-company balances were removed through the owner draw accounts. The total owner draw amount was $62,825 for December 31, 2022.

From the reverse merger transaction in December 2022, there was a immaterial difference in the number of shares outstanding per our transfer agent VStock Transfer LLC, and the internal records maintained by AGSS. It was decided to make the reconciliation adjustment for December 31, 2024, audit year and the immaterial difference of 990 shares were added to the Common Shares total bringing the total amount of outstanding shares to 94,981,292. Matching the transfer agent’s shareholder listing of the same date.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of December 31, 2024, the company had 59 vehicles under lease. The lease agreement includes maintenance services and tracking. The terms of the lease agreement vary based on the date the vehicle was leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 13 – CONCENTRATION OF SALES

The Company has six Federal contracts continuing into 2025, approximately 89% of our total services revenue for the year ended December 31, 2024. All federal contracts are awarded with a term of 5 years, with annual renewals. At the end of each contract year the government has the option to renew, cancel or renegotiate. Our six contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $6.1M

●	Social security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5.4M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $3M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through March 2025 (extension expected) Annual Revenue of approx. $9M

●	Veterans Administration – Los Angeles CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $720K

●	Veterans Administration – Loma Linda CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $2.1M

NOTE 14 – LITIGATION AND CLAIMS

As of December 31, 2024, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations and violation of the unfair business practices act. A lawsuit has been filed, but it is early in the process and the attorneys cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible.

Per Attorney letters issued there are no other pending cases or legal matters.

NOTE 15 – INCOME TAXES

Due to the losses incurred during the tax year ending 2022, and the expected zero tax due for 2023, there is no estimated tax liability for 2023. 2204 has also resulted in a net loss. Therefore, no provision for income taxes has been included in the accompanying financial statements.

NOTE 16 – SUBSEQUENT EVENTS

On February 05, 2025, the Company entered into a government purchase orders/receivables backed line of credit of $7,000,000 with a maturity date of August 5, 2026, with Legalist, Inc an investment firm specializing in alternative assets.

The Company paid off all of its merchant advance debt and revenue purchase agreements that were taken out in December 2023 and January of 2024 totaling $1,475,000. The Company also paid off an SBA Loan that was entered into in June 2020, in the amount of $634,849.

On December 18, 2023, Ameriguard Security Services Inc. (“AGSS”) entered into a revenue purchase agreement with Velocity Capital Group LLC (“VCG”), pursuant to which AGSS received $412,500 from VCG, for a purchase amount of $565,125. The purchased interest percentage was 8.48%. AGSS committed to paying VCG $17,660 weekly. On February 7, 2025, the company paid off the final balance of $420,000 and satisfied the debt completely.

On December 20, 2023, AGSS entered into a standard merchant cash advance agreement with TVT CAP (“TVT”), pursuant to which AGSS received $736,000 from TVT, for a purchase price of $800,000 and a purchased receivables amount of $1,199,200. The purchased interest percentage was 14.87%. AGSS committed to paying VCG $49,966.67 weekly. On February 7, 2025, the company paid off the final balance of $580,000 and satisfied the debt completely.

On January 2, 2024, AGSS entered into a standard merchant cash advance agreement with Cedar Advance LLC (“Cedar”), pursuant to which AGSS received $504,000 from Cedar, for a purchase price of $525,000 and a purchased receivables amount of $719,250. The purchased interest percentage was 12%. AGSS committed to paying VCG $22,476.56 weekly. On February 7, 2025, the company paid off the final balance of $475,000 and satisfied the debt completely.

This credit line will provide the required operational liquidity for the Company through 2025 and into 2026 per the agreement signed February 2025.