Form 10-Q
period 2025-03-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2025-05-19
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2025

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

The number of outstanding shares of the registrant’s common stock on March 31, 2025, was 94,918,292

Documents Incorporated by Reference: None.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

ii

PART I – Financial Information

Item 1. Financial Statements (unaudited)

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$270,484	$424,588
Accounts Receivable, net	2,226,800	2,335,712
Current Portion Note Receivable (note 3)	12,289	12,289
Prepaid Expenses	562,554	414,288
Deposits	124,489	107,489
Related Party Receivable (note 4)	-	-
Total Current Assets	3,196,616	3,294,366

Other Non-Current Assets
Fixed Assets, net depreciation (note 5)	1,114,076	1,175,547
Note Receivable (note 3)	192,455	288,459
Operating Lease (note 6)	3,060,681	3,261,415
Goodwill (note 7)	1,795,406	1,795,406
Total Non-Current Assets	6,162,619	6,520,827

Total Assets	$9,359,235	$9,815,194

Liabilities
Current Liabilities
Accounts Payable	$1,299,694	$1,601,752
Accrued Payroll	726,137	730,110
Deferred Revenue (note 8)	657,327	657,327
Payroll Liability - Pension (note 9)	510,311	708,120
Deferred Liability Subsidiary (note 7)	255,000	121,500
Current Portion Operating Lease (note 6)	915,408	924,808
Current portion of notes payable (note 10)	4,968,352	2,854,977
Total Current Liabilities	9,332,229	7,598,594

Long Term Liabilities
Long Term Portion of Notes Payable (note 10)	2,441,046	3,000,123
Long Term Portion Operating Lease (note 6)	2,145,274	2,336,607
Total Liabilities	13,918,548	12,935,324

Stockholders’ equity
Common Stock, $.001 par value, 94,917,302 shares issued and outstanding at December 31, 2023 and 2022 (Note 11)	159,846	159,846
Retained Earnings/(Deficit)	(4,719,159)	(3,279,976)
Total Stockholders’ Equity	(4,559,313)	(3,120,130)
Total Liabilities and Stockholders’ Equity	$9,359,235	$9,815,194

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ending

	March 31,	March 31,
	2025	2024
Revenue
Services	$7,132,863	$5,861,638
Discounts and allowances	(2,545)	(4,169)
Other operational income	47,792	33,687
Total Revenue	7,178,110	5,891,155

Cost of Services
Salaries and related taxes	4,433,208	3,935,031
Employee benefits	794,739	740,493
Sub-Contractor payments	526,819	-
Training and direct expenses	33,388	34,205
Vehicles and equipment expenses	788,577	413,673
Total Cost of Services	6,576,731	5,123,402
Gross Margin	601,379	767,754

Operating Expenses
Salaries, payroll taxes and benefits	322,327	344,953
Vehicle expense	136,065	94,710
Professional services	403,507	252,567
Communication services	50,668	38,609
General liability insurance	39,212	39,223
Advertising and marketing	24,697	73,089
Staff training	28,094	61,806
Livescan services fees	19,299	25,584
Licenses and permits	53,676	33,615
General and administrative expenses	531,783	213,801
Loan interest	238,812	410,875
Depreciation expense	78,507	41,082
Total Operating Expenses	1,926,649	1,629,913

Net Income/(Loss) from Operations	(1,325,270)	(862,159)

Other Income (Expenses)
Other Income	19,587	7,961
Loss on Deferred Liability Subsidiary	(133,500)	-
Total Other Income/(Expense)	(113,913)	7,961

Net Income/(loss) before Income Taxes	(1,439,183)	(854,198)

Income tax expense

Net Income/(loss)	$(1,439,183)	$(854,198)

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0152)	$(0.0090)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	94,917,302	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED March 31, 2025

			Additional		Total
	Common Stock		Paid-In	Stockholders’	Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2024	94,918,292	$159,846	$7,120,595	$(10,400,571)	$(3,120,130)
Net Income for the three months ending March 31, 2025		-	-	(1,439,183)	(1,439,183)
Balance, March 31, 2025	94,918,292	$159,846	$7,120,595	$(11,839,754)	$(4,559,313)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ending

	March 31,	March 31,
	2025	2024
Cash Flows from Operating Activities
Net Income/(Loss)	$(1,439,183)	$(854,198)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	108,913	255,971
Prepaid insurance	(165,267)	9,875
Accounts payable	(301,598)	58,803
Deferred revenue	-	-
Accrued interest	-	21,300
Accrued payroll	447	(860)
Payroll liability - pension	(202,689)	(139,181)
Deferred liability subsidiary	133,500
Depreciation	78,507	41,082
Net Cash (Used)/provided in Operating Activities	(1,787,370)	(607,208)

Cash Flows (Used)/Provided from Investing Activities
Purchase of fixed assets, net retirements	(17,036)	(263,534)
Building improvements	-	-
Net Cash Used by Investing Activities	(17,036)	(263,534)

Cash (Used)/Provided from Financing Activities
Note receivable	96,004	2,261
Financed Capital	4,761,531	622,454
Loan principle payments	(3,189,516)	(419,368)
Payment for shareholder buyout	(17,718)	(44,745)
Net Cash Provided by Financing Activities	1,650,302	160,603

Net Increase (Decrease) in Cash	(154,104)	(710,139)
Cash at Beginning of Period	424,588	2,166,118
Cash at End of Period	$270,484	$1,455,979

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$238,812	$410,875

Supplemental disclosure of non-cash financing activities:
Shareholder loan	$2,697,960	$2,697,960
Operating leases - right of use asset	$3,060,681	$1,005,633
Operating leases - lease liability	$2,145,274	$1,060,015

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

The company receives over 92% of its total revenue from six Federal contracts as described in Note 13 below. These contracts have specific terms, typically five years with the opportunity for extension, but there are no assurances they will be extended. Although we have had several extended in the past, there is no guarantee this will again happened in the future. However, there are significant direct expenses for each contract that also are removed from operations at the end of a contract. As a result, the revenue lost from a completed contract does not affect the bottom-line profits in an amount equal to the revenue lost. The actual net income impact depends on the contract.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2025, and December 31, 2024, the Company had cash and cash equivalents totaling $270,484 and $424,588 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over eighty-seven percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of March 31, 2025, and December 31, 2024, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

The Company has elected, for all underlying classes of assets, not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement. As of March 31, 2025, the Company does not have any leases that qualify for this election.

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

Ninety eight percent of revenues are billed monthly and recognized in the month the services were provided. Refunds and returns, which are minimal, are recorded as a reduction of revenue. The Company has not recorded a reserve for returns on March 31, 2025, nor December 31, 2024, since it does not believe such returns will be material.

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

NOTE 3 – NOTE RECEIVABLE

On December 31, 2022, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of award. Funds from the contract were shared with AmeriGuard, during the first 3.5 years of operations which ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For March 31, 2025, the note receivable is presented with the current portion of $12,289, and long-term portion of $192,455. As of December 31, 2024, the short-term portion is $12,289 and a long-term portion of $288,459.

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

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following on March 31, 2025, and December 31, 2024:

	2025	2024
Leasehold Improvements	274,133	274,133
Machinery and Equipment	301,010	298,974
Vehicles	1,481,593	1,466,593
Total Fixed Assets	2,056,736	2,039,700
Accumulated Depreciation	(942,660)	(864,153)
Fixed Assets, Net	$1,114,076	$1,175,547

NOTE 6 – OPERATING LEASES

We have leased vehicles with terms greater than one year that are classified as operating leases per the guidelines. The lease terms vary between 48 and 60 months. At the end of the term the vehicle becomes the property of the Company.

The capital lease value is calculated following FASB guidelines annually and is presented as a non-current asset on the balance sheet. As of December 31, 2024, the value is calculated to be $3,261,415. There is an Operating Lease liability calculated, in the amount of $3,261,415 as of December 31, 2024. The Operating Lease liability is presented as current and long term. The current portion of the Operating Lease liability for December 31, 2024, is $924,808, and the long-term portion is $2,336,607. The non-current operating lease asset is $3,060,681 as of March 31, 2025 and the current portion of the Operating Lease Liability is $915,408, with long-term Operating Lease Liability of $2,145,274.

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

NOTE 7 – GOODWILL

As of March 31, 2025, the Company’s goodwill totaled $1,795,406, resulting from the purchase of TransportUS, Inc., in October 2023. No goodwill was acquired or disposed of during the quarter.

As indicated the agreement generated a Goodwill asset of $1,795,406 resulting from the $2,220,000 value of the shares issued for the purchase over the net book value of TransportUS, Inc. of $424,593 as of October 31, 2023. Due to the agreement’s two step issuance of the 3,000,000 AGSS shares, 1,500,000 at signing and 1,500,00 at a future date, the impact on the Balance Sheet of AGSS is an increase in common stock book value and additional paid in capital, by $1,110,000, a deferred liability of $1,110,000, and an investment in subsidiary asset value of $424,593 along with the Goodwill in the amount of $1,795,406, as of October 31, 2023. The consolidated Balance Sheet presentation eliminates the investment in subsidiary asset reflected on the Balance Sheet of AGSS

As of December 31, 2024, the Deferred Liability in Subsidiary decreased by $1,018,000 due to the decrease in share value as of that date. This created a gain from deferred liability of subsidiary equal to $1,018,000. The result is a balance of $121,500 in Deferred Liability Subsidiary as of December 31, 2024.

As March 31, 2025, the Deferred Liability in Subsidiary was increase by $133,500 to a balance of $255,000, due to the increase in market value of AGSS shares from $.08 at December 31, 2024 to $.17 at March 31, 2025.

The Company reviewed events and circumstances during the quarter and concluded there were no indicators of impairment as defined in ASC 350-20-35. Therefore, no interim impairment testing was performed.

Goodwill is reviewed annually for impairment as of October 1, or more frequently if triggering events occur.

NOTE 8 – DEFERRED REVENUE

During the first three years of operations of TransportUS Inc, Secure Transportation, Inc. (Secure), a subcontractor, advanced funds to TransportUS Inc. with the expectation of future services provided for Secure. This arrangement ended, December 31, 2021, after Secure had advanced $1,087,327. The agreement moving forward required TransportUS to provide services in the amount of $15,000 per month or return funds to Secure in that same amount. Since January 2022, TransportUS has returned funds in the amount of $415,000, leaving a balance of $657,327 as of December 31, 2024. There were no additional payments made during the 1st Quarter 2025. Leaving a balance of $657,327 on March 31, 2025.

NOTE 9 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on March 31, 2025, and December 31, 2024, were $510,311 and $708,120 respectively.

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

On July 7, 2022, the Company entered into a buyout agreement with shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company accrued interest on December 31, 2022, of $49,035. Balance remains in the amount of $2,697,960. All interest due was paid December 28, 2023, resulting in a balance of $0 on December 31, 2023. The Company requested a deferral of the payment of principal due December 31, 2023, and received a deferral from Mrs. Flores. On January 22, 2024, the Company entered into an agreement with Lillian Flores regarding the deferral of the required shareholder buyout payment of $611,253 due December 31, 2023. The deferral of the principal payment was requested by the Company for the purpose of capital retention. The agreement allows for a $16,500 monthly principal and interest payment starting in January 2024 through June 2024. Monthly interest is calculated at $1,585, leaving $14,915 applied to the principal. The agreement requires the remaining deferred principal of $521,763 to be paid by the Company on or before June 30, 2024. On June 30, 2024, Lillian Flores agreed to continue the extension payments of $16,500 amortized at 5%, with the remaining amount due December 31, 2026. Balance due March 31, 2025, was $2,513,378 and was $2,531,096, December 31, 2024.

On December 20, 2023, the company entered into a short-term loan agreement collateralized by accounts receivable from TVT Capital LLC. The agreement encumbered $1,199,200 of receivables resulting in a note payable of $800,000; the repayment term requires $49,967 per week for 24 weeks. As of December 31, 2023, the balance of $766,667 was outstanding, and is included as current portion of notes payable. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. Balance due December 31, 2024, of $580,000 includes all principal and interest due per final settlement, presented as current.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Cedar Advance Capital. The agreement encumbered $719,250 of receivables, resulting in a note payable of $525,000; the repayment term requires $22,477 per week for 32 weeks. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. See note 15 Subsequent Events for details. Balance due December 31, 2024, of $475,000 includes all principal and interest due per final settlement, presented as current.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Velocity Capital Group. The agreement encumbered $565,150 of receivables resulting in a note payable of $412,500; the repayment term requires $17,660 per week for 32 weeks. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. See note 15 Subsequent Events for details. Balance due December 31, 2024, of $420,000 includes all principal and interest due per final settlement, presented as current.

On April 16, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $90,850, reduced by an original issue discount and fee of $15,850 and with an interest rate of 12%. Note requires 10 equal payments of $10,175 starting May 30, 2024. Note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $27,254. As of March 31, 2025, all required payments had been made, closing out this loan.

On April 16, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $90,850, reduced by an original issue discount and fee of $15,850 and with an interest rate of 12%. The note requires 5 payments starting October 30, 2024, with a payment of $50,876, followed by 4 equal payments each month in the amount of $12,719. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $34,069, presented as current. As of March 31, 2025, all required payments had been made, closing out this loan.

On June 17, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $121,900, reduced by an original issue discount and fee of $21,900 and with an interest rate of 12%. The note requires 5 payments starting December 15, 2024, with a payment of $68,264, followed by 4 equal payments each month in the amount of $17,066. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $87,971, with a balance due of $15,238 as of March 31, 2025, presented as current.

On August 19, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $121,900, reduced by an original issue discount and fee of $21,900 and with an interest rate of 12%. Note requires 10 equal payments of $13,863 starting August 30, 2024. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $85,330, with a balance due of $36,570 as of March 31, 2025, presented as current.

On November 6, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $124,020, reduced by an original issue discount and fees of $24,020 and with an interest rate of 12%. Note requires 5 payments starting March 15, 2025, with a payment of $47,541, followed by a payment of $47,541 on May 15, 2025, followed by 4 equal payments each month in the amount of $11,885. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $124,020, with a balance due of $82,680 as of March 31, 2025, presented as current.

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

On November 20, 2024, The Company entered into a short-term loan agreement with First Class Industries. The amount funded was $336,000, reduced by an original issue discount and fees of $36,000 and with an interest rate of 12%. The note requires principal repayment January 20, 2025. The note is collateralized by Long Beach Veterans Administration invoice # VA-LB NOV24A in the amount of $376,829. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 150,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $336,000. As of March 31, 2025, all required payments had been made, closing out this loan.

On November 21, 2024, The Company entered into a short-term loan agreement with W.L.L Associates. The amount funded was $230,000, reduced by an original issue discount and fees of $30,000 and with an interest rate of 15%. Note requires principal repayment January 05, 2025. Note is collateralized by Social Security Administration – Durham NC #4060 in the amount of $457,520. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 250,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $230,000. As of March 31, 2025, all required payments had been made, closing out this loan.

On December 08, 2024, The Company entered into a short-term loan agreement with W.L.L Associates. The amount funded was $115,000, reduced by an original issue discount and fees of $15,000 and with an interest rate of 15%. The note requires principal repayment January 09, 2025. Note is collateralized by Social Security Administration – Urbana MD #4065 in the amount of $485,785. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 100,000 of his shares to the lender following payment of loan. On January 8, 2025, W.L.L Associates modified the note, extending the payment date to February 12, 2025. Balance due on December 31, 2024, was $115,000. As of March 31, 2025, all required payments had been made, closing out this loan.

On February 05, 2025, the Company entered into a government purchase orders/receivables backed line of credit of $7,000,000 with a maturity date of August 5, 2026, with Legalist, Inc an investment firm specializing in alternative assets. The agreement requires the payments from the six Federal Contracts described in Note 13 – Concentration of Sales, to go directly to the lenders, with the Company allowed to draw on the credit line every week as needed for operations. Interest on the outstanding balance is accrued daily at the U.S. Prime Rate plus .0246%. The effective interest rate as of March 31, 2025, was 7.5246%. As an active line of credit, the balance is presented as current.

The Company paid off all of its merchant advance debt and revenue purchase agreements that were taken out in December 2023 and January of 2024 totaling $1,475,000. The Company also paid off an SBA Loan that was entered into in June 2020, in the amount of $634,849. The Company also used the line of credit to pay off the two loans with First Class Industries in the amount of $496,000 and the loan with W.L.L Associates in the amount of $115,000.

The following schedule details the loans active as of March 31, 2025, and December 31, 2024:

	2025	2024
Current Portion:
Notes and loans payable	$4,968,352	$2,854,977
Long term Portion:
Notes and loans payable	2,441,046	3,000,123
Total Notes Payable	$7,409,398	$5,855,100

NOTE 11 – STOCKHOLDERS’ EQUITY

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

On October 20, 2023, the Company executed a share purchase agreement to acquire a related company owned by Lawrence Garcia, CEO. TransportUS Inc. was acquired with 3,000,000 shares with the initial 1,500,000 shares to purchase from the company and a bonus of 1,500,000 shares when TransportUS renews its main services contract with the Veterans Affairs Department of Long Beach, CA. As of March 31, 2025, the Department of Veterans affairs in Long Beach, CA has not awarded a contract but has issued an extension of the contract to the Company through September 2025.

The only change to Stockholders Deficit for 1st Quarter 2025 is the inclusion of the consolidated net loss of $1,081,492.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of March 31, 2025, the company had 82 vehicles under lease. The lease agreement includes maintenance services and tracking. The terms of the lease agreement vary based on the date the vehicle was leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 13 – CONCENTRATION OF SALES

The company generated approximately $7,130,000 in service revenue as of March 31, 2025, and approximately $6,590,000 in contract service revenue. Of the total service revenue, approximately 92% was earned from six federal contracts in through the first quarter of 2025 and four contracts through the 1st quarter of 2024 that generated approximately $5,151,000 in contract revenue. The active contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through September 2027 Annual Revenue of approx. $6.1M

●	Social Security Administration, SSC	-	June 2022 through June 2027 Annual Revenue of approx. $5.4M

●	Social Security Administration, WBDOC	-	June 2021 through July 2026 Annual Revenue of approx. $3M

●	Veterans Administration – Central Los Angeles CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $720K

●	Veterans Administration – Long Beach CA	-	Feb 2019 through September 2025 Annual Revenue of approx. $9M

●	Veterans Administration – Loma Linda CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $2.1M

NOTE 14 – LITIGATION AND CLAIMS

As of December 31, 2023, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations wage statement violations and violation of relevant unfair business practices acts. A lawsuit has been filed, but it is early in the process, and we are unable to comment on the merits of such a lawsuit at this time. The Company believes this lawsuit has no merit and intends to resolve it before a trial, if possible. As of March 31, 2025, there have been no additional litigation matters of relevance. The Company intends to resolve this complaint before any trial, if possible.

NOTE 15 – INCOME TAXES

Due to the losses incurred during the tax year ending 2023, and the expected zero tax due for 2024, there is no estimated tax liability as of March 31, 2025. Therefore, no provision for income taxes has been included in the accompanying financial statements.

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

Results of Operations for the three months ending March 31, 2025

Revenues and Cost of Goods Sold

For the first quarter of 2025 the Company experienced a 21.7% increase in services revenue compared to the same time period of 2024 of approximately $1,271,225. The increase was the result of two new Veterans Administration contracts awarded to TransportUS, Inc (TUS) that started in October 2024. The revenue earned by AmeriGuard Security Services Inc (AGS) during this quarter experienced a minor decrease of approximately $19,000.

Even with the increase in revenue, AGSS experienced a decrease in the gross profit margin of approximately $166,000, due to increases in direct expenses, associated with the aforementioned new contracts awarded to TUS. AGSS experienced increases in labor, vehicles expenses and sub-contractor services that were not expected from the contracts awarded. Management is working on addressing the expense increases and is anticipating increase in gross profit over the next 6 months.

Operating Expenses and Other Expense

Operation expenses increased in 2025 over 2024 by approximately $296,700. Although there was a decrease in operational expenses in administrative salaries, advertising and marketing, training and loan interest, totaling approximately $276,800, there were increases in other expenses. The largest increase came in general and administrative expenses of approximately $318,000. Of this increase, $300,000 was the result of the costs associated with the $7,000,000 credit line awarded in February. There was an increase in professional fees in the amount of approximately $151,000. Key increases were in legal fees of $36,000 and accounting fees of $92,000. These increases related to the requirement of having to reissue the 2023 audited financial statements, processed in late 2024 and billed in this quarter. Vehicle expenses, licenses, and depreciation expense also increased a total of $110,900.

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

Net (Loss) from Operations

Net loss from operations for the quarter approximately $1,325,000, an increase over the loss during the same time period of 2024 by approximately $463,000. This increase is the result of a gross profit decline of approximately $166,000 and an operating expenses increase of approximately $297,000. Management is focused on reducing the direct expenses of our services, thus increasing the gross profit percentage. At the same time management does not expect increases in the operation expenses, resulting in bottom line improvement in the next quarter and beyond.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from debt financing. During the three months ending March 31, 2025, operations generated a net decrease in cash of approximately $1,787,000 while cash used by investing activities was approximately $17,000. Financing activities added approximately $1,650,000. The net decrease in cash for the period was approximately $154,100.

On March 31, 2025, the Company had cash on hand of $270,484 with total current assets of $3,196,616.

Moving Forward

During the past twenty-seven months we have worked diligently to set up our corporate structure, process, staffing and implement our strategy as a public company to expand our business. Our current overhead expense structure has excess capacity, positioning us to manage two to three times the revenues from one of two strategic growth sources.

Our first source is to continue our historical strategy of seeking organic growth through bidding and winning contracts that meet our criteria for both AGS and TUS. We had two contracts that were won and commenced during the third quarter of 2024, and we will realize the impact of the full annual revenue increase in 2025. As of December 31, 2024, we had four bids submitted totaling over $12M in revenues. We have continued to submit bids each month, resulting in 5-10 bids in review at all times. We are confident with our history of excellent service and strategic bids that we should add new contracts to the company. We continue to seek new ways to meet the growing security needs of commercial businesses. Management anticipates that our access to capital markets allows AGSS to encompass advanced AI-driven digital security and robotics, delivering it to the security industry, as well as our non-emergency medical transportation logistics. These advancements serve as catalysts for immediate performance improvements in short term and long-term growth supporting the federal and private sectors. By leveraging cutting-edge blockchain, AI, and robotics technologies, our company is uniquely positioned to reduce labor and operational costs while delivering a high level of security innovation that differentiates us from conventional human-based security and transportation firms. Our proactive AI technical approach not only enhances our operational efficiency but also enables us to deploy scalable, automated security solutions nationwide, that adapt to rapidly evolving threats in the digital and physical realms. As the market begins to demand greater efficiency from our industry, AI robotic security will continue to expand, our integrated technology platforms position us at the forefront of the industry. This strategic advantage not only allows us to capitalize on emerging market opportunities but also provides significant cost savings, operational efficiencies, and the potential for robust revenue growth. Our leadership in the industries of security and transportation and logistics will bring cost savings, and greater profits for our company.

Our second source of growth is through mergers and acquisitions. With the capital market available to us and our industry being positioned for long-term growth, there’s an opportunity for acquisitions. The security industry continues to expand, and at the same time there’s a lot of consolidation occurring. The security industry is no different than many others. Several privately held firms equal to our size and larger are looking for a buyout allowing the owner to retire. Our experience allows AGSS to be the company acquiring others, which can quickly double our revenues with one or two key acquisitions. After which we will see all the gross profits from those companies going directly to our bottom line. There are also potential acquisition opportunities in several other industries that could fit our business model. Those include transportation, cyber security, private security, ammunition manufacturing, and surveillance.

Management is very positive regarding profitable operations for the next twelve months based on the following:

●	Both industries that AGSS currently operates in are growing industries.

●	The security industry is somewhat recession proof.

●	The non-emergency transportation market is growing at an annual rate of over 7.5%.

●	There are over 10,000 security companies operating in our market, with 50% available for acquisition.

●	Our management team, Board of Directors and supporting equity professionals can get the job done.

●	We negotiated a full refinance agreement of our debt in February 2025, allowing for better control of debt payments and cash flow.

●	We have been and will continue to be a company that is very conservative with our resources and will use every available dollar providing strength, and good return to our investors.

●	We are in it for the long haul.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to a weakness in our internal control over financial reporting discussed below.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of March 31, 2025, due to the same weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire support staff to separate duties between different individuals. The Company plans to address these weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weakness.

As of March 31, 2025, we did not maintain effective controls over the control environment. The Board of Directors has not established an audit committee as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2025, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO. Management believes that the weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management will further recruit qualified individuals, establish an audit committee, and ensure that board members have current and pertinent financial experience.

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

As of March 31, 2025, there is one class action employment-related matter pending. The issues in such matters involve terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations, and violation of the unfair business practices act. A lawsuit has been filed, but it is early in the process, and we cannot comment on the merits at this time. The Company believes the suit has no merit and intends to resolve it before a trial, if possible. As of March 31, 2025, there have been no additional litigation issues, nor changes in those in process.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Date: May 19, 2025	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: May 19, 2025	By:	/s/ Jason Bovell
		Name:	Jason Bovell
		Title:	Chief Financial Officer
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