Form 10-Q
period 2025-06-30
AMERIGUARD SECURITY SERVICES, INC.
filed 2025-09-25
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2025, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $1,185,758.

The number of outstanding shares of the registrant’s common stock on June 30, 2025, was 84,918,292

Documents Incorporated by Reference: None.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

 ii

PART I – Financial Information

Item 1. Financial Statements (unaudited)

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$302,483	$424,588
Accounts Receivable, net	3,150,275	2,335,712
Current Portion Note Receivable (note 3)	12,289	12,289
Prepaid Expenses	312,874	414,288
Deposits	17,000	107,489
Related Party Transaction (note 4)	-	-
Total Current Assets	3,794,921	3,294,366

Other Non-Current Assets
Fixed Assets, net depreciation (note 5)	1,090,679	1,175,547
Related Party Note Receivable (note 3)	214,406	288,459
Operating Lease (note 6)	3,060,681	3,261,415
Goodwill (note 7)	1,795,406	1,795,406
Total Non-Current Assets	6,161,172	6,520,827

Total Assets	$9,956,093	$9,815,194
Liabilities
Current Liabilities
Accounts Payable	$1,172,374	$1,601,752
Accrued Payroll	727,906	730,110
Deferred Revenue (note 8)	657,327	657,327
Payroll Liability - Pension (note 9)	338,839	708,120
Deferred Liability Subsidiary (note 7)	280,950	121,500
Current Portion Operating Lease (note 6)	915,408	924,808
Current portion of notes payable (note 10)	6,448,685	2,854,977
Total Current Liabilities	10,541,488	7,598,594

Long Term Liabilities
Long Term Portion of Notes Payable (note 10)	2,423,077	3,000,123
Long Term Portion Operating Lease (note 6)	2,145,274	2,336,607
Total Liabilities	15,109,839	12,935,324

Stockholders’ equity
Common Stock, $.001 par value, 84,917,302 shares issued and outstanding at December 31, 2023 and 2022 (Note 11)	149,846	159,846
Retained Earnings/(Defecit)	(5,303,591)	(3,279,976)
Total Stockholders’ Equity	(5,153,745)	(3,120,130)
Total Liabilities and Stockholders’ Equity	$9,956,094	$9,815,194

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ending

	June 30,	June 30,
	2025	2024
Revenue
Services	$14,827,668	$12,196,315
Discounts and allowances	(4,146)	(13,002)
Other operational income	94,661	66,853
Total Revenue	14,918,184	12,250,166

Cost of Services
Salaries and related taxes	8,741,930	8,006,843
Employee benefits	1,526,492	1,623,700
Sub-Contractor payments	1,089,244	213
Training and direct expenses	60,624	62,384
Vehicles and equipment expenses	1,623,874	892,900
Total Cost of Services	13,042,164	10,586,039
Gross Margin	1,876,020	1,664,127

Operating Expenses
Salaries, payroll taxes and benefits	848,498	663,767
Vehicle expense	259,059	194,178
Professional services	571,995	467,507
Communiction services	102,415	87,606
General liability insurance	83,329	99,401
Advertising and marketing	38,810	122,019
Staff training	135,987	162,540
Livescan services fees	38,997	47,352
Licenses and permits	120,901	75,929
General and administrative expenses	897,290	379,634
Loan interest	511,130	617,248
Depreciation expense	166,062	94,203
Total Operating Expenses	3,774,473	3,011,383

Net Income/(Loss) from Operations	(1,898,453)	(1,347,256)

Other Income (Expenses)
Other Income	24,289	16,031
Loss on Deferred Liability Subsidiary	(159,450)	-
Total Other Income/(Expense)	(135,161)	16,031

Net Income/(loss) before Income Taxes	(2,033,615)	(1,331,224)

Income tax expense

Net Income/(loss)	$(2,033,615)	$(1,331,224)

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0214)	$(0.0140)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	94,917,302	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2024	94,918,292	159,846	7,120,595	(10,400,571)	$(3,120,130)
Shares retired by Lawrence Garcia	(10,000,000)	(10,000)	10,000		-
Net Income for the three months ending March 31, 2025				(2,033,615)	(2,033,615)
Balance, June 30, 2025	84,918,292	149,846	7,130,595	(12,434,186)	(5,153,745)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ending

	June 30,	June 30,
	2025	2024
Cash Flows from Operating Activities
Net Income/(Loss)	$(2,033,615)	$(1,331,224)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	(814,562)	(242,560)
Prepaid insurance	84,412	10,603
Deposits	107,489
Accounts payable	(428,918)	(98,734)
Deferred revenue	-	(50,000)
Accrued interest	-	42,600
Accrued payroll	2,217	(979)
Payroll liability - pension	(374,161)	(51,568)
Deferred liability subsidiary	159,450
Depreciation	166,062	94,203
Net Cash (Used)/provided in Operating Activities	(3,131,627)	(1,627,660)

Cash Flows (Used)/Provided from Investing Activities
Purchase of fixed assets, net retirements	(81,193)	(315,587)
Building improvements	-	-
Net Cash Used by Investing Activities	(81,193)	(315,587)

Cash (Used)/Provided from Financing Activities
Note receivable	74,053	4,557
Financed Capital	13,970,727	894,993
Loan principle payments	(10,918,378)	(438,857)
Payment for shareholder buyout	(35,687)	(104,405)
Net Cash Provided by Financing Activities	3,090,715	356,287

Net Increase (Decrease) in Cash	(122,105)	(1,586,959)
Cash at Beginning of Period	424,588	2,166,118
Cash at End of Period	$302,483	$579,159

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$511,130	$410,875
Supplemental disclosure of non-cash financing activities:
Shareholder loan	$2,697,960	$2,697,960
Operating leases - right of use asset	$3,060,681	$1,005,633
Operating leases - lease liability	$2,145,274	$1,060,015

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2025, and December 31, 2024, the Company had cash and cash equivalents totaling $302,483 and $424,588 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over eighty-seven percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of June 30, 2025, and December 31, 2024, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

The Company is a lessee with Enterprise Lease Management for vehicles used in operations, under an all-inclusive master lease. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and a right-of-use (ROU) asset at the commencement date. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. The discount rate is the interest rate that equates the present value of future lease payments to the Right-of-Use (ROU) asset or lease liability. The leasehold amortization was calculated using an incremental borrowing rate. The rate chosen was the 7-year risk-free Treasury rate as of January 3, 2024, set at 3.91%. This rate was applied to determine the present value of the lease payments and record the right-of-use asset and lease liability as recorded on the balance sheet as detailed in Note 6.

The Company has elected, for all underlying classes of assets, not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement. As of June 30, 2025, the Company does not have any leases that qualify for this election.

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

Ninety eight percent of revenues are billed monthly and recognized in the month the services were provided. Refunds and returns, which are minimal, are recorded as a reduction of revenue. The Company has not recorded a reserve for returns on June 30, 2025, nor December 31, 2024, since it does not believe such returns will be material.

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

NOTE 3 – RELATED PARTY NOTE RECEIVABLE

On December 31, 2022, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of award. Funds from the contract were shared with AmeriGuard during the first 3.5 years of operations. The revenue sharing ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For June 30, 2025, the note receivable is presented with the current portion of $12,289, and long-term portion of $214,406. As of December 31, 2024, the short-term portion is $12,289 and a long-term portion of $288,459.

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

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following on June 30, 2025, and December 31, 2024:

	2025	2024
Leasehold Improvements	274,133	274,133
Machinery and Equipment	365,168	298,974
Vehicles	1,481,593	1,466,593
Total Fixed Assets	2,120,894	2,039,700
Accumulated Depreciation	(1,030,215)	(864,153)
Fixed Assets, Net	$1,090,679	$1,175,547

NOTE 6 – OPERATING LEASES

We have leased vehicles with terms greater than one year that are classified as operating leases per the guidelines. The lease terms vary between 48 and 60 months. At the end of the term the vehicle becomes the property of the Company.

The capital lease value is calculated following FASB guidelines annually and is presented as a non-current asset on the balance sheet. As of December 31, 2024, the value is calculated to be $3,261,415. There is an Operating Lease liability calculated, in the amount of $3,261,415 as of December 31, 2024. The Operating Lease liability is presented as current and long term. The current portion of the Operating Lease liability for December 31, 2024, is $924,808, and the long-term portion is $2,336,607. The non-current operating lease asset is $3,060,681 as of June 30, 2025 and the current portion of the Operating Lease Liability is $915,408, with long-term Operating Lease Liability of $2,145,274.

The discount rate is the interest rate that equates the present value of future lease payments to the Right-of-Use (ROU) asset or lease liability. The leasehold amortization was calculated using an incremental borrowing rate. The rate chosen was the 7-year risk-free Treasury rate as of January 3, 2024, set at 3.91%. This rate was applied to determine the present value of the lease payments and record the right-of-use asset and lease liability as recorded on the balance sheet. Since this calculation only impacts the Consolidated Balance Sheet, management determined that asset and liabilities would be adjusted annually unless a material change occurred in the number of leases held by the company.

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

As June 30, 2025, the Deferred Liability in Subsidiary was increase by $25,950 to a balance of $280,950, due to the increase in market value of AGSS shares from $.17 at March 31, 2025 to $.187 at June 30, 2025.

The Company reviewed events and circumstances during the quarter and concluded there were no indicators of impairment as defined in ASC 350-20-35. Therefore, no interim impairment testing was performed.

Goodwill is reviewed annually for impairment as of October 1, or more frequently if triggering events occur.

NOTE 8 – DEFERRED REVENUE

During the first three years of operations of TransportUS Inc, Secure Transportation, Inc. (Secure), a subcontractor, advanced funds to TransportUS Inc. with the expectation of future services provided for Secure. This arrangement ended, December 31, 2021, after Secure had advanced $1,087,327. The agreement moving forward required TransportUS to provide services in the amount of $15,000 per month or return funds to Secure in that same amount. Since January 2022, TransportUS has returned funds in the amount of $415,000, leaving a balance of $657,327 as of December 31, 2024. There were no additional payments made as of June 30, 2025. Leaving a balance of $657,327 on June 30, 2025.

NOTE 9 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on June 30, 2025, and December 31, 2024, were $338,839 and $708,120 respectively.

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

On June 17, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $121,900, reduced by an original issue discount and fee of $21,900 and with an interest rate of 12%. The note requires 5 payments starting December 15, 2024, with a payment of $68,264, followed by 4 equal payments each month in the amount of $17,066. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $87,971. As of June 30, 2025, all required payments had been made, closing out this loan.

On August 19, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $121,900, reduced by an original issue discount and fee of $21,900 and with an interest rate of 12%. Note requires 10 equal payments of $13,863 starting August 30, 2024. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $85,330. As of June 30, 2025, all required payments had been made, closing out this loan.

On November 6, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $124,020, reduced by an original issue discount and fees of $24,020 and with an interest rate of 12%. Note requires 5 payments starting March 15, 2025, with a payment of $47,541, followed by a payment of $47,541 on May 15, 2025, followed by 4 equal payments each month in the amount of $11,885. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $124,020, with a balance due of $31,005 as of June 30, 2025, presented as current.

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

On November 20, 2024, The Company entered into a short-term loan agreement with First Class Industries. The amount funded was $336,000, reduced by an original issue discount and fees of $36,000 and with an interest rate of 12%. The note requires principal repayment January 20, 2025. The note is collateralized by Long Beach Veterans Administration invoice # VA-LB NOV24A in the amount of $376,829. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 150,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $336,000. As of June 30, 2025, all required payments had been made, closing out this loan.

On November 21, 2024, The Company entered into a short-term loan agreement with W.L.L Associates. The amount funded was $230,000, reduced by an original issue discount and fees of $30,000 and with an interest rate of 15%. Note requires principal repayment January 05, 2025. Note is collateralized by Social Security Administration – Durham NC #4060 in the amount of $457,520. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 250,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $230,000. As of June 30, 2025, all required payments had been made, closing out this loan.

On December 08, 2024, The Company entered into a short-term loan agreement with W.L.L Associates. The amount funded was $115,000, reduced by an original issue discount and fees of $15,000 and with an interest rate of 15%. The note requires principal repayment January 09, 2025. Note is collateralized by Social Security Administration – Urbana MD #4065 in the amount of $485,785. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 100,000 of his shares to the lender following payment of loan. On January 8, 2025, W.L.L Associates modified the note, extending the payment date to February 12, 2025. Balance due on December 31, 2024, was $115,000. As of June 30, 2025, all required payments had been made, closing out this loan.

On February 05, 2025, the Company entered into a government purchase orders/receivables backed line of credit of $7,000,000 with a maturity date of August 5, 2026, with Legalist, Inc an investment firm specializing in alternative assets. The agreement requires the payments from the six Federal Contracts described in Note 13 – Concentration of Sales, to go directly to the lenders, with the Company allowed to draw on the credit line every week as needed for operations. Interest on the outstanding balance is accrued daily at the U.S. Prime Rate plus .0246%. The effective interest rate as of June 30, 2025, was 7.5246%. As an active line of credit, the balance is presented as current. Balance as of June 30, 2025, was $6,345,347.

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

The following schedule details the loans active as of June 30, 2025, and December 31, 2024:

	2025	2024
Current Portion:
Notes and loans payable	$6,448,685	$2,854,977
Long term Portion:
Notes and loans payable	2,423,077	3,000,123
Total Notes Payable	$8,871,762	$5,855,100

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

On October 20, 2023, the Company executed a share purchase agreement to acquire a related company owned by Lawrence Garcia, CEO. TransportUS Inc. was acquired with 3,000,000 shares with the initial 1,500,000 shares to purchase from the company and a bonus of 1,500,000 shares when TransportUS renews its main services contract with the Veterans Affairs Department of Long Beach, CA. As of June 30, 2025, the Department of Veterans affairs in Long Beach, CA has not awarded a contract but has issued an extension of the contract to the Company through September 2025.

Late March 2025, Lawrence Garcia, the majority shareholder, agreed to retire 10,000,000 of his shares in anticipation of finding a major investor for future AGSS Acquisitions. The retiring of the shares is reflected in the Stockholders Deficit report.

The only change to Stockholders Deficit through 2nd Quarter 2025 is the inclusion of the consolidated net loss of $2,033,615.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of June 30, 2025, the company had 82 vehicles under lease. The lease agreement includes maintenance services and tracking. The terms of the lease agreement vary based on the date the vehicle was leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 13 – CONCENTRATION OF SALES

The company generated approximately $14,830,000 in service revenue as of June 30, 2025, and approximately $13,665,000 in contract service revenue. Of the total service revenue, approximately 92% was earned from six federal contracts through the second quarter of 2025. The active contracts and their respective terms are as follows:

●	Social Security Administration, NSC **	-	September 2022 through September 2027 Annual Revenue of approx. $6.1M

●	Social Security Administration, SSC **	-	June 2022 through June 2027 Annual Revenue of approx. $5.4M

●	Social Security Administration, WBDOC **	-	June 2021 through July 2026 Annual Revenue of approx. $3M

●	Veterans Administration – Central Los Angeles CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $720K

●	Veterans Administration – Long Beach CA	-	Feb 2019 through September 2025 Annual Revenue of approx. $9M

●	Veterans Administration – Loma Linda CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $2.1M

**	- See Moving Forward comments, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS regarding this contract.

NOTE 14 – LITIGATION AND CLAIMS

As of December 31, 2023, there are three employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations wage statement violations and violation of relevant unfair business practices acts. A lawsuit has been filed, and management did participate in a mediation process March 20, 2025. The Company believes this lawsuit has no merit, yet to avoid significant cost of a trial, the company agreed to a settlement amount of $150,000. The settlement process is expected to require 12 months to get through the courts. The agreement required a $15,000 good faith deposit. As of June 30, 2025, there have been no additional litigation matters of relevance.

NOTE 15 – INCOME TAXES

Due to the losses incurred during the tax year ending 2023, and the expected zero tax due for 2024, there is no estimated tax liability as of June 30, 2025. Therefore, no provision for income taxes has been included in the accompanying financial statements.

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

AGSS continues developing the leadership team needed for success. We have in place a CEO with 20 years of experience in our industry who has experienced success in the government contracting market. Our CFO has 20 years of experience in improving business performance as well as organizational growth across various sectors. Our Senior Controller has over 35 years of business finance experience, the last 15 of which has been focused on organizational development consulting across multiple industries.

Results of Operations for the six months ending June 30, 2025

Revenues and Cost of Goods Sold

Through the second quarter of 2025 the Company experienced a 21.6% increase in services revenue compared to the same time period of 2024 of approximately $2,630,000. The increase was the result of two new Veterans Administration contracts awarded to TransportUS, Inc (TUS) that started in October 2024.

Along with the increase in revenue, AGSS experienced an increase in the gross profit margin of approximately $212,000, due to an increase in direct expenses, that was less than the related revenue increase. AGSS experienced increases in direct expenses such as labor, vehicles expenses and sub-contractor services that were related to the additional contract services revenue experienced. Management is working on reducing direct expenses wherever possible without affecting the services provided.

Operating Expenses and Other Expense

Operation expenses increased in 2025 over 2024 by approximately $763,000. Most of the increase was the results of increases in general and administrative expenses, administrative salaries and professional services. The largest increase came in general and administrative expenses of approximately $517,600. Of this increase, $300,000 was the result of the costs associated with the $7,000,000 credit line awarded in February. The remaining expense categories experienced both increases and decreases. The net results were a decrease of approximately $44,000.

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

Net (Loss) from Operations

Net loss from operations through June 30, 2025, is approximately $1,898,400, an increase over the loss during the same period of 2024 by approximately $551,000. This increase is the result of an increase in operating expenses that exceeded the increase in gross profit. Management is focused on reducing the direct expenses of our services, thus increasing the gross profit percentage. At the same time management does not expect increases in the operation expenses, resulting in bottom line improvement in the next quarter and beyond.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from debt financing. During the six months ending June 30, 2025, operations generated a net decrease in cash of approximately $3,131,000 while cash used by investing activities was approximately $81,200. Financing activities added approximately $3,091,000. The net decrease in cash for the period was approximately $122,100.

On June 30, 2025, the Company had cash on hand of $302,483 with total current assets of $3,794,921.

Moving Forward

During June and July, several key events occurred that have impacted the Companies ability to continue operating. We have filed the required Form 8-K’s and a summary of the events follows:

On June 10, 2025, the executive level management and Board of directors experience a significant disruptive event. At a board Meeting held on that day, board members Douglas Anderson and Russel Honore’ acting on the recommendation of the Audit Committee, on which they were appointed, made a motion to remove Mr. Lawrence Garcia from the position of CEO. At the same time, they appointed board member Anderson as the temporary CEO. On June 12th, Douglas Anderson filed a Form 8-K stating that Board of Directors (the “Board”) of AmeriGuard Security Services, Inc. (the “Company”) removed Lawrence Garcia from the position of Chief Executive Officer of the Company, effective immediately, and that the Board appointed as interim Chief Executive Officer Mr. Anderson, an independent director of the Board and member of the Audit Committee and Compensation Committee.

On June 16, 2025, as previously reported on the Company’s Current Report on Form 8-K filed on June 20, 2025, Mr. Garcia, pursuant to the Company’s bylaws, removed Mr. Anderson and Russell Honore, an independent director of the Board and member of the Audit Committee and Compensation Committee, as board members and appointed Wilhelm Cashen and Terry Slatic as board members to replace Messrs Anderson and Honore. On June 16, 2025, the Board also removed Mr. Anderson from the position of Interim Chief Executive Officer, effective immediately, and appointed Mr. Garcia as Chairman of the Board and Chief Executive Officer of the Company to assume such executive responsibilities effective immediately. The Board also appointed Mr. Slatic and Mr. Cashen to be the members of the Audit Committee.

On June 17, 2025, the Company and Mr. Garcia filed a Complaint in the District Court, Clark County, Case No. A-25-921392-B (Dept. 31) (the “Complaint”), against Mr. Anderson and Mr. Honore. The Complaint seeks declaratory relief to declare that Mr. Garcia’s purported removal from the Company’s Board of Directors on June 12, 2025, was in violation of the Company’s Bylaws and invalid; that Mr. Anderson and Mr. Honore are no longer members of the Board, nor of any board committees; that the Board of Directors is comprised of three directors – Mr. Garcia, Mr. Slatic, and Mr. Cashen; that Mr. Garcia is the Company’s Chief Executive Officer; and other relief. The Complaint also seeks damages and injunctive relief against Mr. Anderson and Mr. Honore for conduct alleged to have been in violation of the Company’s Bylaws.

On June 23, 2025, Mr. Anderson and Mr. Honore, on their own behalf and purportedly on behalf of the Company, filed an Answer and Counterclaim against Mr. Garcia, Mr. Cashen, Mr. Slatic, and the Company’s Controller, Michael Goossen (“Mr. Goossen”). The Counterclaim alleges, among other things, that Mr. Garcia failed to disclose his arrest at an airport TSA checkpoint for carrying a firearm in his backpack; failed to disclose the suspension of a security guard and patrol business license in North Carolina, and that Mr. Garcia paid over $30,000 to a third-party without first obtaining the consent of Mr. Anderson and Mr. Honore as Compensation Committee members. The Counterclaim seeks damages against Mr. Garcia for breaches of fiduciary duty, and against Mr. Garcia, Mr. Cashen, Mr. Slatic, and Mr. Goossen for conversion, and against Mr. Garcia, Mr. Cashen, and Mr. Slatic for fraud. The Counterclaim also seeks declaratory and injunctive relief to declare that Mr. Garcia’s actions following his termination as Chief Executive Office were unlawful, that transfers of funds to the third-party were improper, that Mr. Cashen’s and Mr. Slatic’s appointment to the Board was unlawful, that the purported removal of Mr. Anderson and Mr. Honore from the Board was unlawful, and the removal of Mr. Anderson as President and Chief Executive Officer and restoration of Mr. Garcia as President and Chief Executive Officer was unlawful.

On June 26, 2025, Mr. Anderson and Mr. Honore, on their own behalf and purportedly on behalf of the Company, filed an Application for Temporary Restraining Order and Motion for Preliminary Injunction against Mr. Garcia, Mr. Cashen, Mr. Slatic, and Mr. Goossen prohibiting the appointment of Mr. Cashen and Mr. Slatic to the Board of Directors, prohibiting the removal of Mr. Anderson and Mr. Honore from the Board, prohibiting the reinstitution of Mr. Garcia as Chief Executive Officer, prohibiting Mr. Garcia, Mr. Cashen, and Mr. Slatic from making or publishing any further false statements regarding their purported positions at and on the Board; prohibiting Mr. Garcia, Mr. Cashen, and Mr. Slatic from taking any further action on behalf of the Company.

On July 1, 2025, Garcia filed an Opposition to Counterclaimants’ Application for Temporary Restraining Order and Motion for Preliminary Injunction.

On July 2, 2025, the Court denied Mr. Anderson’s and Mr. Honore’s Application for Temporary Restraining Order and Motion for Preliminary Injunction against Mr. Garcia, Mr. Cashen, Mr. Slatic, and Mr. Goossen. At this hearing, counsel for Mr. Anderson and Mr. Honore’ indicated that they had evidence that Mr. Garcia was in fact not the majority shareholder and his actions since June 10, 2025, were unlawful. The Judge agreed to hear the evidence at a future hearing scheduled for July 29, 2025.

On July 29, 2025 the hearing began at 1:30 and the evidence and witness testimony occurred but did not get completed. A second hearing occurred on July 31, 2025, allowing for the completion of the testimony brought by the counsel of Mr. Anderson’ and Mr. Honore’. Following the conclusion of the testimony, Mr. Garcia’s counsel petitioned the judge that there was no evidence provided that countered the position that Mr. Garcia was in fact an 80% shareholder ad that the court should rule in his favor. The judge agreed.

The results of the actions taken by Mr. Anderson and Mr. Honore’ have impacted the Company negatively in two ways. First, On July 1, 2025, the Company received notice that our Government Purchase Order/Receivables Financing Agreement (the “Financing Agreement”), dated as of February 5, 2025, between the Company and List Government Receivables Fund, LLC (the “Lender”), was in default and that no further funding would be available. A Form 8-K was filed July 10, 2025, detailing the event. The second event was this action taken by the Lender caused the Company to forfeit the three Social Security Administration contracts listed in Note 13 above effective June 30, 2025. The impact of the forfeiture was immediate, reducing monthly revenues by $1.2 million. This situation has put the operations of the Company in jeopardy.

Management has since begun a complete reorganization of operations which is ongoing. We have taken steps necessary to keep our Transportation company operating and have begun eliminating all non-vital expenses in all categories. Although we are optimistic that we will be able to continue, the future is not certain. We can operate profitably moving forward resulting in some free cash flow. Month to month expenses will be met. However, the amount of debt held by the Company and the amounts due to vendors is significant and may be more than the future operations can manage. The Company’s continued operations greatly depend upon the arrangements that can be made with the Lender and the patience of our vendors.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to a weakness in our internal control over financial reporting discussed below.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of June 30, 2025, due to the same weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire support staff to separate duties between different individuals. The Company plans to address these weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weakness.

As of June 30, 2025, we did not maintain effective controls over the control environment. The Board of Directors has not established an audit committee as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2025, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO. Management believes that the weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management will further recruit qualified individuals, establish an audit committee, and ensure that board members have current and pertinent financial experience.

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

As of June 30, 2025, there is one class action employment-related matter pending. The issues in such matters involve terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations, and violation of the unfair business practices act. A lawsuit has been filed, and management did participate in a mediation process March 20, 2025. The Company believes this lawsuit has no merit, yet to avoid significant cost of a trial, the company agreed to a settlement amount of $150,000. The settlement process is expected to require 12 months to get through the process. The agreement required a $15,000 good faith deposit. As of June 30, 2025, there have been no additional litigation matters of relevance.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Date: September 24, 2025	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: September 24, 2025	By:	/s/ Michael Goossen
		Name:	Michael Goossen
		Title:	Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Six Months Ended June 30, 2025

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