Form 10-Q
period 2025-09-30
AMERIGUARD SECURITY SERVICES, INC.
filed 2025-11-17
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2025

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on September 30, 2025, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $342,046.

The number of outstanding shares of the registrant’s common stock on September 30, 2025, was 89,348,478

Documents Incorporated by Reference: None.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

ii

PART I – Financial Information

Item 1. Financial Statements (unaudited)

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$36,019	$424,588
Accounts Receivable, net	1,654,637	2,335,712
Current Portion Related Party Note Receivable (note 3)	12,289	12,289
Prepaid Expenses	328,763	414,288
Deposits	17,000	107,489
Related Party Transactions (note 4)	-	-
Total Current Assets	2,048,709	3,294,366

Other Non-Current Assets
Fixed Assets, net depreciation (note 5)	1,260,241	1,175,547
Related Party Note Receivable (note 3)	66,361	288,459
Operating Lease (note 6)	3,060,681	3,261,415
Goodwill (note 7)	1,795,406	1,795,406
Total Non-Current Assets	6,182,690	6,520,827

Total Assets	$8,231,398	$9,815,194

Liabilities
Current Liabilities
Accounts Payable	$2,338,297	$1,601,752
Accrued Payroll	197,340	730,110
Deferred Revenue (note 8)	-	657,327
Payroll Liability - Pension (note 9)	227,008	708,120
Deferred Liability Subsidiary (note 7)	32,100	121,500
Current Portion Operating Lease (note 6)	921,408	924,808
Current portion of notes payable (note 10)	3,851,899	2,854,977
Total Current Liabilities	7,568,052	7,598,594

Long Term Liabilities
Long Term Portion of Notes Payable (note 10)	2,423,077	3,000,123
Long Term Portion Operating Lease (note 6)	2,145,274	2,336,607
Total Liabilities	12,136,402	12,935,324

Stockholders’ equity
Common Stock, $.001 par value, 89,348,478 shares issued and outstanding at December 31, 2023 and 2022 (Note 11)	210,830	159,846
Retained Earnings/(Defecit)	(4,115,834)	(3,279,976)
Total Stockholders’ Equity	(3,905,004)	(3,120,130)
Total Liabilities and Stockholders’ Equity	$8,231,398	$9,815,194

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ending

	September 30,	September 30,
	2025	2024
Revenue
Services	$19,894,769	$19,139,433
Discounts and allowances	(176,112)	(18,209)
Other operational income	229,985	108,592
Total Revenue	19,948,642	19,229,817

Cost of Services
Salaries and related taxes	10,795,860	12,175,593
Employee benefits	1,573,814	2,410,223
Sub-Contractor payments	1,656,539	383,577
Training and direct expenses	67,171	97,189
Vehicles and equipment expenses	2,641,001	1,604,912
Total Cost of Services	16,734,385	16,671,495
Gross Margin	3,214,257	2,558,322

Operating Expenses
Salaries, payroll taxes and benefits	1,109,913	978,107
Vehicle expense	261,859	326,184
Professional services	740,466	754,128
Communiction services	151,973	136,895
General liability insurance	119,745	150,122
Advertising and marketing	62,214	180,623
Staff training	144,808	295,465
Livescan services fees	56,409	68,040
Licenses and permits	161,171	113,543
General and administrative expenses	1,205,530	616,727
Loan interest	698,597	946,455
Depreciation expense	261,580	155,417
Total Operating Expenses	4,974,266	4,721,705

Net Income/(Loss) from Operations	(1,760,010)	(2,163,383)

Other Income (Expenses)
Other Income	914,152	26,147
Loss on Deferred Liability Subsidiary	-	-
Total Other Income/(Expense)	914,152	26,147

Net Income/(loss) before Income Taxes	(845,858)	(2,137,236)

Income tax expense

Net Income/(loss)	$(845,858)	$(2,137,236)

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0095)	$(0.0225)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	89,348,478	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

or the Nine Months Ending September 30, 2025

			Additional		Total
	Common Stock		Paid-In	Stockholders’	Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2024	94,918,292	159,846	7,120,595	(10,400,571)	$(3,120,130)
Shares retired by Lawrence Garcia	(10,000,000)	(10,000)	10,000		-
Shares issued per Loan Agreement	4,430,186	60,984			60,984
Net Loss for the nine months ending September 30, 2025				(845,858)	(845,858)
Balance, Septmeber 30, 2025	89,348,478	210,830	7,130,595	(11,246,429)	(3,905,004)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ending

	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities
Net Income/(Loss)	$(845,858)	$(2,137,236)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	681,076	(103,581)
Prepaid insurance	68,523	(31,333)
Deposits	107,489	(43,914)
Accounts payable	737,006	421,354
Deferred revenue	(657,327)	(35,000)
Accrued interest	-	-
Accrued payroll	(528,349)	(1,121)
Payroll liability - pension	(485,992)	66,455
Deferred liability subsidiary	(89,400)	-
Depreciation	261,580	155,417
Net Cash (Used)/provided in Operating Activities	(751,253)	(1,708,958)

Cash Flows (Used)/Provided from Investing Activities
Purchase of fixed assets, net retirements	(346,274)	(515,459)
Building improvements	-	-
Net Cash Used by Investing Activities	(346,274)	(515,459)

Cash (Used)/Provided from Financing Activities
Note receivable	222,098	6,887
Operating Lease Liability	6,000	-
Financed Capital	14,189,122	1,454,866
Loan principle payments	(13,733,559)	(357,689)
Payment for shareholder buyout	(35,687)	(149,150)
Common Share activity, Net	60,984
Net Cash Provided by Financing Activities	708,958	954,914

Net Increase (Decrease) in Cash	(388,569)	(1,269,502)
Cash at Beginning of Period	424,588	2,166,118
Cash at End of Period	$36,019	$896,616

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$698,597	$410,875
Supplemental disclosure of non-cash financing activities:
Shareholder loan	$2,697,960	$2,697,960
Operating leases - right of use asset	$3,060,681	$1,005,633
Operating leases - lease liability	$2,145,274	$1,060,015

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2025, and December 31, 2024, the Company had cash and cash equivalents totaling $36,019 and $424,588 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over eighty-seven percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of September 30, 2025, and December 31, 2024, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

The Company has elected, for all underlying classes of assets, not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement. As of September 30, 2025, the Company does not have any leases that qualify for this election.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2024, and September 30, 2024, due to the short-term nature of these instruments.

NOTE 3 – RELATED PARTY NOTE RECEIVABLE

On December 31, 2022, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of award. Funds from the contract were shared with AmeriGuard during the first 3.5 years of operations. The revenue sharing ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For September 30, 2025, the note receivable is presented with the current portion of $12,289, and long-term portion of $66,361. As of December 31, 2024, the short-term portion is $12,289 and a long-term portion of $288,459. During the nine months ending September 30, 2025, Ameriguard Security Systems prepaid principal in the amount of $205,200.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following on September 30, 2025, and December 31, 2024:

	2025	2024
Leasehold Improvements	274,133	274,133
Machinery and Equipment	480,836	298,974
Vehicles	1,631,005	1,466,593
Total Fixed Assets	2,385,974	2,039,700
Accumulated Depreciation	(1,125,733)	(864,153)
Fixed Assets, Net	$1,260,241	$1,175,547

NOTE 6 – OPERATING LEASES

We have leased vehicles with terms greater than one year that are classified as operating leases per the guidelines. The lease terms vary between 48 and 60 months. At the end of the term the vehicle becomes the property of the Company.

The capital lease value is calculated following FASB guidelines annually and is presented as a non-current asset on the balance sheet. As of December 31, 2024, the value is calculated to be $3,261,415. There is an Operating Lease liability calculated, in the amount of $3,261,415 as of December 31, 2024. The Operating Lease liability is presented as current and long term. The current portion of the Operating Lease liability for December 31, 2024, is $924,808, and the long-term portion is $2,336,607. The non-current operating lease asset is $3,060,681 as of September 30, 2025, and the current portion of the Operating Lease Liability is $921,408, with long-term Operating Lease Liability of $2,145,274.

The discount rate is the interest rate that equates the present value of future lease payments to the Right-of-Use (ROU) asset or lease liability. The leasehold amortization was calculated using an incremental borrowing rate. The rate chosen was the 7-year risk-free Treasury rate as of January 3, 2024, set at 3.91%. This rate was applied to determine the present value of the lease payments and record the right-of-use asset and lease liability as recorded on the balance sheet. Since this calculation only impacts the Consolidated Balance Sheet, management determined that assets and liabilities would be adjusted annually unless a material change occurred in the number of leases held by the company.

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

As September 30, 2025, the Deferred Liability in Subsidiary was decreased by $248,850 to a balance of $32,100, due to the decrease in market value of AGSS shares from $.187 on June 30, 2025, to $.0214 on September 30, 2025.

The Company reviewed events and circumstances during the quarter and concluded there were no indicators of impairment as defined in ASC 350-20-35. Therefore, no interim impairment testing was performed.

Goodwill is reviewed annually for impairment as of October 1, or more frequently if triggering events occur.

NOTE 8 – DEFERRED REVENUE

During the first three years of operations of TransportUS Inc, Secure Transportation, Inc. (Secure), a subcontractor, advanced funds to TransportUS Inc. with the expectation of future services provided for Secure. This arrangement ended, December 31, 2021, after Secure had advanced $1,087,327. The agreement moving forward required TransportUS to provide services in the amount of $15,000 per month or return funds to Secure in that same amount. Since January 2022, TransportUS has returned funds in the amount of $415,000, leaving a balance of $657,327 as of December 31, 2024. In July 2025 it was learned that Secure was sold to a third-party Transportation Company. Due to the repayment agreement was with the owners of Secure only and not transferable, the balance remaining of $657,327 was written off to non-operational income, debt forgiveness.

NOTE 9 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on September 30, 2025, and December 31, 2024, were $227,008 and $708,120 respectively.

NOTE 10 – NOTES PAYABLE

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out a Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. The interest rate on December 31, 2024, was 11.%. The balance remaining on the SBA loan was $0 and $649,359 as of September 30, 2025, and December 31, 2024, respectively. The SBA loan was paid in full via refinance on February 5, 2025. See information below.

On July 7, 2022, the Company entered into a buyout agreement with shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company accrued interest on December 31, 2022, of $49,035. Balance remains in the amount of $2,697,960. All interest due was paid December 28, 2023, resulting in a balance of $0 on December 31, 2023. The Company requested a deferral of the payment of principal due December 31, 2023, and received a deferral from Mrs. Flores. On January 22, 2024, the Company entered into an agreement with Lillian Flores regarding the deferral of the required shareholder buyout payment of $611,253 due December 31, 2023. The deferral of the principal payment was requested by the Company for the purpose of capital retention. The agreement allows for a $16,500 monthly principal and interest payment starting in January 2024 through June 2024. Monthly interest is calculated at $1,585, leaving $14,915 applied to the principal. The agreement requires the remaining deferred principal of $521,763 to be paid by the Company on or before June 30, 2024. On June 30, 2024, Lillian Flores agreed to continue the extension payments of $16,500 amortized at 5%, with the remaining amount due December 31, 2026. Balance due September 30, 2025, was $2,495,409 and was $2,531,096, December 31, 2024.

On December 20, 2023, the company entered into a short-term loan agreement collateralized by accounts receivable from TVT Capital LLC. The agreement encumbered $1,199,200 of receivables resulting in a note payable of $800,000; the repayment term requires $49,967 per week for 24 weeks. As of December 31, 2023, the balance of $766,667 was outstanding, and is included as current portion of notes payable. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. See detail of refinance below. Balance due December 31, 2024, of $580,000 includes all principal and interest due per final settlement, presented as current.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Cedar Advance Capital. The agreement encumbered $719,250 of receivables, resulting in a note payable of $525,000; the repayment term requires $22,477 per week for 32 weeks. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. See detail of refinance below. Balance due December 31, 2024, of $475,000 includes all principal and interest due per final settlement, presented as current.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Velocity Capital Group. The agreement encumbered $565,150 of receivables resulting in a note payable of $412,500; the repayment term requires $17,660 per week for 32 weeks. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. See detail of refinance below. Balance due December 31, 2024, of $420,000 includes all principal and interest due per final settlement, presented as current.

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

On November 6, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $124,020, reduced by an original issue discount and fees of $24,020 and with an interest rate of 12%. Note requires 5 payments starting March 15, 2025, with a payment of $47,541, followed by a payment of $47,541 on May 15, 2025, followed by 4 equal payments each month in the amount of $11,885. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $124,020, with a balance due of $0 as of September 30, 2025, presented as current. In July 2025 and August 2025, the lender took activated the convertible share option and the Company issued the lender shares. See Note 11 Stockholders Equity for the details.

On November 08, 2024, The Company entered into a short-term loan agreement with First Class Industries. The amount funded was $160,000, reduced by an original issue discount and fees of $10,000 and with an interest rate of 7%. The note requires principal repayment January 04, 2025. Note is collateralized by Social Security Services – Urbana invoice #4065 in the amount of $485,785. Additionally, majority shareholder Lawrence Garcia agreed to transfer 150,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $160,000. The loan was paid in full via refinance on February 5, 2025. See information below.

On November 20, 2024, The Company entered into a short-term loan agreement with First Class Industries. The amount funded was $336,000, reduced by an original issue discount and fees of $36,000 and with an interest rate of 12%. The note requires principal repayment January 20, 2025. The note is collateralized by Long Beach Veterans Administration invoice # VA-LB NOV24A in the amount of $376,829. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 150,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $336,000. The loan was paid in full via refinance on February 5, 2025. See information below.

On November 21, 2024, The Company entered into a short-term loan agreement with W.L.L Associates. The amount funded was $230,000, reduced by an original issue discount and fees of $30,000 and with an interest rate of 15%. Note requires principal repayment January 05, 2025. Note is collateralized by Social Security Administration – Durham NC #4060 in the amount of $457,520. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 250,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $230,000. The loan was paid in full via refinance on February 5, 2025. See information below.

On December 08, 2024, The Company entered into a short-term loan agreement with W.L.L Associates. The amount funded was $115,000, reduced by an original issue discount and fees of $15,000 and with an interest rate of 15%. The note requires principal repayment January 09, 2025. Note is collateralized by Social Security Administration – Urbana MD #4065 in the amount of $485,785. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 100,000 of his shares to the lender following payment of loan. On January 8, 2025, W.L.L Associates modified the note, extending the payment date to February 12, 2025. Balance due on December 31, 2024, was $115,000. The loan was paid in full via refinance on February 5, 2025. See information below.

On February 05, 2025, the Company entered into a government purchase orders/receivables backed line of credit of $7,000,000 with a maturity date of August 5, 2026, with Legalist, Inc an investment firm specializing in alternative assets. The agreement requires the payments from the six Federal Contracts described in Note 13 – Concentration of Sales, to go directly to the lenders, with the Company allowed to draw on the credit line every week as needed for operations. Interest on the outstanding balance is accrued daily at the U.S. Prime Rate plus .0246%. The effective interest rate as of June 30, 2025, was 7.5246%. As an active line of credit, the balance is presented as current. Balance as of September 30, 2025, was $3,779,566.

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

The following schedule details the loans active as of September 30, 2025, and December 31, 2024:

	2025	2024
Current Portion:
Notes and loans payable	$3,851,899	$2,854,977
Long term Portion:
Notes and loans payable	2,423,077	3,000,123
Total Notes Payable	$6,274,976	$5,855,100

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

In July 2025, 1800 Diagonal Lending LLC (lender) initiated the conversion right of the loan allowing for the outstanding loan balance to be converted to AGSS shares if payment is delinquent. The conversion rate is 71% of the share value averaged over the previous 10 trading days. The lender converted $20,000 of the loan balance into 495,894 shares. In August 2025, the lender converted the remaining balance of the loan of $40,984 into 3,934,292 shares.

The only change to Stockholders Deficit through 3rd Quarter 2025 is the inclusion of the consolidated net loss of $845,858.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of September 30, 2025, the company had 82 vehicles under lease. The lease agreement includes maintenance services and tracking. The terms of the lease agreement vary based on the date the vehicle was leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 13 – CONCENTRATION OF SALES

The company generated approximately $19,718,000 in service revenue as of September 30, 2025, and approximately $18,212,000 in contract service revenue. Of the total service revenue, approximately 92% was earned from the six federal contracts listed below. As indicated the three Social Security Administration contracts were forfeited June 30, 2025, due to the key lender initiating a loan default early July. The Veterans Administration contracts remain active, and their respective terms are as follows:

●	Social Security Administration, NSC **	-	September 2022 through September 2027 Annual Revenue of approx. $6.1M, forfeited June 30, 2025

●	Social Security Administration, SSC **	-	June 2022 through June 2027 Annual Revenue of approx. $5.4M, forfeited June 30, 2025

●	Social Security Administration, WBDOC **	-	June 2021 through July 2026 Annual Revenue of approx. $3M, forfeited June 30, 2025

●	Veterans Administration – Central Los Angeles CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $1M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through September 2025 Annual Revenue of approx. $9.2M

●	Veterans Administration – Loma Linda CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $2.6M

**	- See Moving Forward comments, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further information regarding forfeiture of this contract.

NOTE 14 – LITIGATION AND CLAIMS

Since December 31, 2024, there are two employment issues pending. The first is a Private Attorney General Act (“PAGA”) and Class Action lawsuit against AmeriGuard Security Services, Inc for various wage & hour violations alleging the Company has failed to pay minimum wages, overtime, sick pay, meal period violations, rest period violations, wage statement violations, waiting time penalties, failure to reimburse business related expenses and violation of relevant unfair business practices acts filed in Fresno County Superior Court as Case #23CECG03540 . Management participated in a mediation on March 20, 2025, and settled the matter. The Company believes this lawsuit has no merit, yet to avoid significant attorneys’ fees, expert fees and the cost of trial, the Company agreed to a settlement amount of $150,000. The settlement process is expected to require at least 12 months to get through the court. The agreement required a $15,000 good faith deposit which is being held in trust.

In May 2025, a second is a PAGA and Class Action lawsuit against TransportUS for various wage & hour violations alleging the Company has failed to pay minimum wages, overtime, meal period violations, rest period violations, wage statement violations, waiting time penalties, failure to reimburse business related expenses and violation of relevant unfair business practices acts filed in San Bernardino Superior Court as Case No. CIVSB2515019#23CECG03540. The Company responded to the lawsuit. No demand has been made. The parties have agreed to early mediation. The potential damages are unknown at this time until an assessment of the evidence can be made as to the potential liability of the claims being alleged. No estimated settlement range will be provided as it would negatively affect settlement discussions and successful resolution of the lawsuit.

As of September 30, 2025, there have been no additional litigation matters of relevance.

NOTE 15 – INCOME TAXES

Due to the losses incurred during the tax year ending 2023, and the expected zero tax due for 2024, there is no estimated tax liability as of September 30, 2025. Therefore, no provision for income taxes has been included in the accompanying financial statements.

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

Corporate Structure

As previously mentioned, on December 9, 2022, AGSS executed a reverse merger with AmeriGuard resulting in AGSS becoming the sole owner of AmeriGuard. This merger establishes AGSS as a company operating a viable guard company with annual sales of approximately $24,000,000. On October 20, 2023, the Company executed a share purchase agreement to acquire TransportUS Inc. TransportUS, Inc. was incorporated on October 24, 2018, with an S-Corp tax election. The corporation was incorporated with the issuance of 1,000 shares with no-par par value stock held by Lawrence Garcia, President and CEO. TransportUS Inc. provides human transportation services as a federal contractor, currently providing services in the state of California. These two acquisitions within one year allows AGSS to access the capital market to generate the capital needed to continue its growth strategy for mergers and acquisitions within related industries.

AGSS continues developing the leadership team needed for success. We have in place a CEO with 20 years of experience in our industry who has experienced success in the government contracting market. Our CFO has over 35 years of corporate financial management experience along with improving business performance as well as organizational growth across various sectors. The last 15 of which has been focused on organizational development consulting across multiple industries. Our Operations Manager has over 30 years of experience in the Security industry with a focus on human resources and employee effectiveness and efficiency.

Results of Operations for the nine months ending September 30, 2025

Revenues and Cost of Goods Sold

Through the third quarter of 2025 the Company experienced a 3.7% increase in services revenue compared to the same time period of 2024 of approximately $718,800. The increase is the net result of increases in some revenue categories and decreases in others. The government contract revenue category increased approximately $1,321,000 while the other categories of commercial services decreased in total by approximately $600,000. The commercial services decline was expected due to a shift from traditional guard services to services provided by camera systems and fewer individual guards, resulting in reduced labor costs of approximately $943,000. Overall, AGSS experienced increases in non-labor direct expenses such as, vehicles expenses such as leases and vehicle operating costs, and sub-contractor services that were related to the additional contract services revenue experienced. The increased revenue and the smaller increase in direct expenses resulted in an increase in the Gross Profit Margin of $655,640 in 2025 over that in 2024. Management is focused on reducing direct expenses wherever possible without affecting the services provided.

Operating Expenses and Other Expense

Operation expenses increased in 2025 over 2024 by 5.2%, an amount of approximately $243,000. This net increase was the result of various increases and decreases in the operating expense categories. Some of the notable changes where; operating salaries and benefits. In this category, there was a decrease in total labor of $82,800, but there was a significant increase in medical insurance of $203,600. Next there was a significant increase in the general and administrative expense category grouping of $588,124. Of this increase, $300,000 was the result of the costs associated with the $7,000,000 credit line awarded in February, along with an increase of $205,470 in the outside services category. The bulk of outside service expense is for consulting services for managing federal contracts. Depreciation expense also increased due to the significant increase in vehicles needed for transportation contracts in the amount of $166,163. Several other major expense categories experience a decline in 2025 over 2024 such as professional fees, advertising and marketing, staff training, and loan interest.

Management is focused on reducing operating expenses wherever possible to increase the bottom line.

Net (Loss) from Operations and Net (Loss) before Taxes

Net loss from operations through September 30, 2025, is approximately $1,749,700, a decrease over the loss during the same period of 2024 by approximately $411,500. This decrease is the result of an increase in the gross profit margin described above. Management is focused on reducing the direct expenses of our services, thus increasing the gross profit percentage. At the same time management does not expect increases in the operation expenses, resulting in bottom line improvement in the next quarter and beyond. The Net Loss before Taxes decreased significantly from the loss of $2,135,170 in 2024 to a loss of $835,620 for the same period in 2025. The reason for the decrease, is from two events that occurred in the 3rd quarter of 2025. The most significant was a one-time write off of a deferred revenue balance held by TransportUS Inc., in the amount of $657,327. This liability was written off, because it was established with a Company that originally supported TransportUS Inc with its original contract with the Department of Veterans Affairs in Long Beach CA. That company was sold by the owners, and this liability was not transferable. The second event was a gain on sale of equipment in the amount of by Ameriguard Security Services of California, totaling $137,128.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from debt financing. During the nine months ending September 30, 2025, operations generated a net decrease in cash of approximately $751,000 while cash used by investing activities was approximately $346,000. Financing activities added approximately $709,000. The net decrease in cash for the period was approximately $388,400.

On September 30, 2025, the Company had cash on hand of $36,166 with total current assets of $2,048,856.

Moving Forward

During June and July, several key events occurred that have impacted the Company significantly and triggered a major reorganization of the Company, from the Board of Directors down to the front-line staff. We have filed the required Form 8-K’s, and a summary of the events follows:

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

On June 17, 2025, the Company and Mr. Garcia filed a Complaint in the District Court, Clark County, Case No. A-25-921392-B (Dept. 31) (the “Complaint”), against Mr. Anderson and Mr. Honore. The Complaint seeks declaratory relief to declare that Mr. Garcia’s purported removal from the Company’s Board of Directors on June 12, 2025, was in violation of the Company’s Bylaws and invalid; that Mr. Anderson and Mr. Honore are no longer members of the Board, nor of any board committees; that the Board of Directors is comprised of three directors – Mr. Garcia, Mr. Slatic, and Mr. Cashen; that Mr. Garcia is the Company’s Chief Executive Officer; and other relief. The Complaint also seeks damages and injunctive relief against Mr. Anderson and Mr. Honore for conduct allegedly claimed to have been in violation of the Company’s Bylaws.

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

On July 29, 2025 the hearing began at 1:30 and the evidence and witness testimony occurred but did not get completed. A second hearing occurred on July 31, 2025, allowing for the completion of the testimony brought by the counsel of Mr. Anderson’ and Mr. Honore’. Following the conclusion of the testimony, Mr. Garcia’s counsel petitioned the judge that there was no evidence provided that countered the position that Mr. Garcia was in fact an 80% shareholder and that the court should rule in his favor. The judge agreed.

The results of the actions taken by Mr. Anderson and Mr. Honore’ have impacted the Company negatively in two ways. First, On July 1, 2025, the Company received notice that our Government Purchase Order/Receivables Financing Agreement (the “Financing Agreement”), dated as of February 5, 2025, between the Company and List Government Receivables Fund, LLC (the “Lender”), was in default and that no further funding would be available. A Form 8-K was filed July 10, 2025, detailing the event. The second event was that this action taken by the Lender caused the Company to forfeit the three Social Security Administration contracts listed in Note 13 above effective June 30, 2025. The impact of the forfeiture was immediate, reducing monthly revenues by $1.2 million. This situation has put the operations of the Company in jeopardy.

Management has since begun a complete reorganization of operations which is ongoing. We have taken steps necessary to keep our Transportation company operating and have begun eliminating all non-vital expenses in all categories and companies. Although we are optimistic that we will be able to continue, the future is not certain. We can operate profitably moving forward resulting in some free cash flow. Month to month expenses will be met. However, the amount of debt held by the Company and the amounts due to vendors is significant and may be more than the future operations can manage. The Company’s continued operations greatly depend upon the arrangements that can be made with the Lender and the patience of our vendors.

As the reorganization efforts continue. Management has managed to reduce operational expenses and direct expenses, while at the same time increased non-government contracting revenue relating to guard services. As a result, future months will be operating profitably providing some free cash flow. Management has also been working closely with our operational lender, Legalist, and is optimistic that terms will be met allowing for a new agreement by the end of November 2025. The parameters of the new agreement will have a positive impact on the current and future operations of the Company. Management is optimistic that AGSS will secure good financing, that AGSS has a clear path for continued operation and AGSS is a great opportunity for the investor community.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to a weakness in our internal control over financial reporting discussed below.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of September 30, 2025, due to the same weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire support staff to separate duties between different individuals. The Company plans to address these weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weakness.

As of September 30, 2025, we did not maintain effective controls over the control environment. The Board of Directors has not established an audit committee as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2025, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO. Management believes that the weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management will further recruit qualified individuals, establish an audit committee, and ensure that board members have current and pertinent financial experience.

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

As of September 30, 2025, there is one class action employment-related matter pending. The issues in such matters involve terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations, and violation of the unfair business practices act. A lawsuit has been filed, and management did participate in a mediation process March 20, 2025. The Company believes this lawsuit has no merit, yet to avoid significant cost of a trial, the company agreed to a settlement amount of $150,000. The settlement process is expected to require 12 months to get through the process. The agreement required a $15,000 good faith deposit. As of September 30, 2025, there have been no additional litigation matters of relevance.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Date: November 17, 2025	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: November 17, 2025	By:	/s/ Michael Goossen
		Name:	Michael Goossen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Nine Months Ended September 30, 2025

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