Form 10-K
period 2025-12-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2026-06-29
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on December 31, 2025, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $377,209.

The number of outstanding shares of the registrant’s common stock on December 31, 2025, was 89,358,478.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2025

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

Under the AGSS Merger Agreement, One Hundred Percent (100%) of the ownership interest of Ameriguard was exchanged for an aggregate of 90,000,000 shares of common stock of AGSS issued to the Majority Shareholders and the Minority Shareholders, in accordance with the AGSS Merger Agreement (the “AGSS Merger”). Also, as part of the AGSS Merger, Ameriguard cancelled the 10,000,000 shares of Series A-1 Preferred Stock it had purchased from Custodian Ventures, LLC. The former stockholders of Ameriguard acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. Lawrence Garcia currently owns 78.55% of the issued and outstanding voting stock of the Company and will be able to exert significant influence and control over the Company for the foreseeable future.

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

Pursuant to the terms of a settlement agreement, by and among Garcia, AmeriGuard, and Lillian Flores (“Flores”), dated July 7, 2022 (the “Settlement Agreement”), AmeriGuard repurchased the 450 common shares of Flores for a total consideration of $3,384,950 payable in five equal annual installments compounded semi-annually at a three percent rate. The initial payment on July 8, 2022, of $686,990 reduced the balance to $2,697,960. The second through fifth installment are due on December 31, 2023, through December 31, 2026. See Note 10 – Notes Payable to the 2025 financial statements.

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

The purchase agreement was to issue 3,000,000 common shares to Lawrence Garcia in exchange for the 1,000 shares held from TransportUS, Inc. The agreement called for the immediate issuance of 1,500,000 shares when the agreement was executed with the remaining 1,500,000 shares to be issued contingent on TransportUS Inc., renewing its current transportation contract with the Veterans Administration in Long Beach California. See financial statement Note 16 for further information regarding the Veterans Administration Long Beach contract.

Overview

The Company manages two separate subsidiaries: Ameriguard Security Services, Inc. (“AGS”) and TransportUS, Inc. (“TUS”).

AGS principally provides guard services for Federal, State and Local governmental entities, quasi-governmental entities and for commercial property. Guard services generated approximately $10.4 million in revenues for the fiscal year ended December 31, 2025. Guard services include, providing armed and unarmed uniformed security personnel for access control, mobile patrols, traffic control, security console/system operators, fire safety directors, communication, reception, concierge and front desk/doorman operations.

TUS provides ambulatory and non-ambulatory services for the Veterans Administration, in Long Beach CA, Central Los Angeles CA and Loma Linda CA. These three contracts generate approximately $12.6 million in revenues annually. TUS operates approximately 70 vehicles, a mixture of sedans, minivans, and full-size vans with wheelchair lifts, along with a dispatch service available 24 hours a day, 365 days a year. The Veterans Administration contracts are awarded to a related party company owned by Larence Garcia, AmeriGaurd Security Systems Inc, (SYS), a California Corporation. To date TUS has managed the contracts in full and received all revenues and paid all expenses.

As we continue to push growth organically as well as through acquisition, we will be able to realize a greater market share in each of these two industries.

Corporation Information

Our principal executive offices are currently located at 5470 W Spruce Ave Suite 102 Fresno CA 93722.

Our website; www.ameriguardsecurity.com and www.transportus.us

Employees

As of December 31, 2025, AGSS had 6 administrative employees, AGS had 39 employees, and TUS had 103 employees. The Company considers relations with its employees to be very good.

Our Industries

Security

Security guard and related services in the US is comprised of over 11,000 companies and 900,000 officers. We compete with top firms, such as Allied Universal, Securitas, G4S and Prosegur Security, which control the majority of the industry. AGS revenue at approximately $10.4 million in annual revenue places it in the median spot in the industry.

We believe that the top 40 companies have the resources to harness technology, to expand their business into related services other than guard services. Companies with over $50 million in revenue have, over the last 10 years, experienced steady growth while those guard companies between $10 million and $20 million, the remaining 9,900 firms, have experienced greater challenges to increase revenues. We believe that the principal reason for this is the steady diversification of security services away from the traditional guard services to areas of utilization of technology requiring capital. Along with this, we believe that the profitability challenges below $20 million annual sales are much more difficult than above $50 million in sales, largely due to the significant economies of scale achieve at the higher revenue levels.

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

(The above industry data taken from https://www.nasco.org/wp-content/uploads/2021/08/2021-Bob-Perry-Contract-Security-Industry-White-Paper-1.pdf)

Non-Emergency Medical Transportation

The non-emergency medical transportation (NEMT) industry is a fast-growing industry. A review of multiple publications available online indicates the North American market was approximately $6.4 billion in 2022 with a compound annual growth rate of between 7.5% and 9%. This provides TUS with a market of approximately $8.5 billion in 2026. As a relatively new company, it is positioned to grow rapidly in the governmental NEMT market and is focused on expanding its market share in southern CA.

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

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function, oversees management’s implementation of our cybersecurity risk management program. Our board of directors receives reports from management on our cybersecurity risks. In addition, management updates our board of directors, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

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

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 5470 W. Spruce Avenue, Suite 102, Fresno CA. The lease is currently month to month. Landlord has not indicated a desire for a new lease. Our lease payments are a total of $41,250 for the entire term (or, $3,460 per month). The Company believes that this rent is reasonable and comparable to the rent under an extended lease.

TransportUS Inc. leases and office located at 9144 Rose St Bellflower, CA 90706, as the operational office for the three Department of Veterans Administration contracts in Long Beach, Loma Linda and Central Los Angeles. The location provides an office facility and parking for transportation vehicles. The annual rent is $102,000 ($8,500 per month). The lease began on February 1, 2025, and is a 5-year lease.

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

As of December 31, 2025, there are two employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations and violation of the unfair business practices act, known as PAGA/Class Action suit. A PAGA/ Class Action suit was filed in 2024 against Ameriguard Security of California and Settled in March 2025 in the amount of $150,000. The settlement required a 10% initial payment and the balance due after the court approves the settlement. It is anticipated that the final ruling may occur in late 2026. Management expects to be able to negotiate a payment plan, if necessary, at that time. The second PAGA/Class Action suit was filed against TransportUS Inc. in 2025 and was settled in February 2026 in the amount of $150,000. The settlement, once approved by court requires payment eighteen months from settlement date.

The Wage and Hour Division of the U.S. Department of Labor (“DOL”) is conducting an investigation of the Company’s affiliate contractor’s inability to meet its payroll and other obligations under several contracts with the Social Security Administration. Correspondence from DOL, dated February 5, 2026, to the Department of Veterans Affairs, states the affiliate contractor failed to pay the required prevailing wage, fringe benefits, and overtime under the Contract Work Hours and Safety Standards Act. The DOL correspondence further states that these alleged violations resulted in a total of $1,326,182.87 in back wages, and, of that amount, $356,741.06 in back wages remain outstanding. The February 5, 2026 DOL correspondence states that in accordance with Department of Labor Regulations, 29 CFR Part 4.187, and as provided for in 48 CFR, Federal Acquisition Regulations (FAR) Part 22.1022, the DOL requested that over the next six months, a total of $356,741.06 be withheld from contract payments due the affiliate contractor.

On March 27, 2026, Legalist Government Receivables Fund, LP, and Legalist SPV III, LP filed in the Supreme Court of New York (Index No. 651884/2026), a Notice of Motion for Summary Judgment in Lieu of Complaint for entry of judgment against the Company, Transportus,Inc., and Lawrence D. Garcia in the amount of $4,123,549,73, as well as attorneys’ fees, costs, and expenses and further relief.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the date of this report, the Company’s common stock is quoted on OTC Markets, symbol AGSS.

The high and low bid price of our common stock for such date is as follows:

Year Ended	High	Low
December 30, 2025	$.0248	$.0248

The last reported sales price of our common stock on the OTC Markets on March 31, 2026, is $.0224.

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

Holders

As of December 31, 2025, there were 89,348,478 shares of common stock issued and outstanding, which were held by 99 stockholders of record, with 3,261,930 shares held by over 700 individuals in private brokerage accounts.

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

Corporate Structure

As previously mentioned, on December 9, 2022, AGSS executed a reverse merger with AmeriGuard (AGC) resulting in AGSS becoming the sole owner of AGC. This merger establishes AGSS as a company operating a viable guard company with annual sales of approximately $24,000,000. It also is in a position to access the capital market to generate the capital needed to begin its growth strategy of mergers and acquisitions within the security industry.

On October 20, 2023, the Company executed a share purchase agreement to acquire TransportUS Inc (TUS). This brings the second entity under the ownership and management of AGSS. TUS, adds an opportunity to increase revenues in the more profitable federal contracts requiring non-emergency medical transportation. As mentioned earlier, this industry is projected to grow at 9% year over year through 2032. The addition of TUS increased total revenue for 2024 to approximately $26,000,000.

AGSS continues developing the leadership team needed for success. We have in place a CEO with 22 years of experience in our industry and has been very successful in the government contracting market. Our CFO has over 40 years of experience in improving business performance as well as organizational growth across various sectors. We have engaged legal and SEC compliance professionals. We have a Board of Directors with business development with specifically high tech and AI experience.

Results of Operations for the fiscal year ending December 31, 2025

Revenues and Cost of Services

For 2025 the Company experienced a 11% overall decrease in operational revenue, totaling approximately $2,903,900. The decrease results from AGCs loss of three federal guard contracts with Social Security Administration in Durham NC, Urbana MD, and Wilkes-Barre PA. The loss of the three contracts reduced total revenue by approximately $6,593,700. This loss was offset by an increase in total revenue from TUS in the amount of $3,690,000. Also, in 2025, TUS had an increase in service fee credits issued by approximately $161,450, offset by an increase in other services revenue by approximately $169,700.

The demand for commercial services continued to increase in 2025, but the expectations of the cost of our services are out of line with the market expectations. As AGC deals with the increased labor costs, the customers are experiencing similar cost pressures and are less willing to pay for our traditional services. This conflict with commercial services needing to raise services fees and customers needing to pay less has created challenges in the market. As a result, AGC has needed to shift its approach to protecting business assets from the traditional standing guard to technology and patrol services. AGC has established a 24-hour dispatch department to monitor camera systems and direct patrolling officers to the problem locations. Our patrol officers respond to all alarms regardless of cause within 15 minutes of activation. This is a cost effect way for businesses to have protection without the high expense of a posted guard. The market continues to respond positively to this new approach to protecting company assets. AGC is planning to increase market share for these services by adding two additional individuals to our sales team and expanding to the Las Vegas Nevada market.

Currently, we have three Federal transportation contracts continuing into 2026, that approximated 89% of our total services revenue for the year ended December 31, 2025. All federal contracts are awarded with a term of 5 years, with annual renewals. At the end of each contract year the government has the option to renew, cancel or renegotiate. Our six contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through June 2025 Annual Revenue of approx. $6.1M

●	Social security Administration, SSC	-	June 2022 through June 2025 Annual Revenue of approx. $5.4M

●	Social Security Administration, WBDOC	-	June 2021 through June 2025 Annual Revenue of approx. $3M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through March 2026 Annual Revenue of approx. $9M

●	Veterans Administration – Los Angeles CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $1M

●	Veterans Administration – Loma Linda CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $2.8M

As with all professional service industries, most of the expense is direct labor and expenses associated with that labor. We are not an exception. Our direct expenses average around 84% of revenues. Total direct cost of services was approximately $20,050,000 in 2025 and approximately $23,400,000 in 2024.

The total direct cost of services saw a decrease of approximately $3,033,000, or 13%. This decrease was the result of labor and benefits declining by approximately $5,436,000 after losing the federal guard contracts in July 2025. This decrease in employee expenses was offset by an increase in ither direct expenses in the amount of approximately $2,402,000.

Operating Expenses and Other Expense

Operation expenses decreased in 2025 over 2024 by approximately $140,000. Total expenses in every expense category, other than Salaries payroll taxes and benefits, Communication services, Licenses and permits, General and administration expenses and Depreciation expenses, decreased. The total decrease in expenses is approximately $762,700. The total increase in the expense categories listed above totaled approximately $622,600.

At this time, our operating structure and current level of expense can handle twice the revenue with minor increases to our operating overhead expenses. This allows the entire gross profit of any new contract or company acquisition to go straight to the bottom line, providing a consistent return on investment.

Net (Loss) from Operations and Other Income

The Company experienced a net loss from operations of $3,134,181 for the year ending December 31, 2025, compared to a loss of $3,403,601 for the year ending December 31, 2024. A decrease in our net loss from operations of $269,420. Other income for 2025 was $2,647,040, resulting from three unusual events. AGC had a gain on sales assets in the amount of $177,176, AGC received an employee retention tax credit (ERTC) in the amount of $1,943,743 and TUS Experience a forgiveness of debt in the amount of $657,327. ARC paid an ERTC preparation fee of $247,330. Resulting in a pre-tax net loss of $487,792 for 2025 and a pre-tax net loss of $2,332,735 for 2024.

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

For the federal guard contracts, as the costs of labor increases within the unionized contract so does the revenue. For Commercial operations there is a lag between cost increases and service rate increases. It’s our practice to adjust service rates annually in the month of February. Although we did increase our billing rates for new contracts during 2024, the existing companies will not see an additional rate increase until February 2025. Although demand for services continued to increase in 2024, the expectations of the cost of those services were out of line with the market expectations. As AGS deals with the increased labor costs, the customers are experiencing similar cost pressures and are less willing to pay for our traditional services. This conflict with AGS needing to raise services fees and customers needing to pay less has created challenges in the market. As a result, AGS has needed to shift its approach to protecting business assets from the traditional standing guard to technology and patrol services. AGS has established a 24-hour dispatch department to monitor camera systems and direct patrolling officers to the problem locations. Our patrol officers respond to all alarms regardless of cause within 15 minutes of activation. This is a cost effective way for businesses to have protection without the high expense of a posted guard. The market continues to respond positively to this new approach to protecting company assets.

In 2024, we had six Federal contracts continuing into 2025, that approximated 89% of our total services revenue for the year ended December 31, 2024. All federal contracts are awarded with a term of 5 years, with annual renewals. At the end of each contract year the government has the option to renew, cancel or renegotiate. In 2024, our six contracts and their respective terms were as follows:

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

As with all professional service industries, most of the expense is direct labor and expenses associated with that labor. We are not an exception. Our direct expenses averaged around 89% of revenues. Total direct cost of services was approximately $23,400,000 in 2024 and approximately $19,160,000 in 2023.

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

Net (Loss) from Operations and Other Income

The Company experienced a significant net loss from operations of $3,403,601 for the year ending December 31, 2024, compared to a loss of $2,428,682 for the year ending December 31, 2023. Other income for 2024 was $1,070,866, including a gain on deferred liability subsidiary of $1,018,500, while 2023 had other income of $2,561,555 from the Employee Retention Tax Credit received by AGS in June 2023. Resulting in a pre-tax net loss of $2,332,735 for 2024 and a pre-tax net income of $103,615 for 2023.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from debt financing. During the year ended December 31, 2025, operations generated net cash decrease of $453,964, a significant improvement over the $2,611,537 decrease in 2024. Cash used from investing activities during 2025 was $346,273. Cash provided from financing activities was $886,071. The main source of cash from financing activities was short-term loans received in the amount of $3,994,097. Financing activities usage was total loan payments of $3,391,108.

On December 31, 2025, the Company had cash on hand of $728,915, with total current assets of $2,575,368.

Management Dispute and Interruption of Credit Line with Legalist

On June 12, 2025, Douglas Anderson and Russel Honore, on behalf of the Board of Directors of the Company, removed Lawrence D. Garcia from the position of Chief Executive Officer of the Company and appointed Douglas Anderson, an independent director of the Board and member of the Audit Committee and Compensation Committee, as interim Chief Executive Officer.

On June 16, 2025, Mr. Garcia, as a majority shareholder, pursuant to Section 3.6 of the Company’s bylaws, removed Mr. Anderson and Mr. Russel Honore as board members. In addition, on June 16, 2025, Mr. Garcia, pursuant to the bylaws, appointed Wilhelm Cashen and Terry Slatic, as board members. The Board of Directors removed Douglas Anderson from the position of Interim Chief Executive Officer of the Company and re-appointed Mr. Garcia as Chief Executive Officer. At the same time, the Board of Directors appointed Terry Slatic and Wilhelm Cashen to be the members of the Audit Committee.

On June 17, 2025, the Company and Mr. Garcia filed a Complaint in the District Court, Clark County, Case No. A-25-921392-B (Dept. 31) (the “Complaint”), against Mr. Anderson and Mr. Honore. The Complaint seeks declaratory relief to declare that Mr. Garcia’s purported removal from the Company’s Board of Directors on June 12, 2025, was in violation of the Company’s Bylaws and invalid; that Mr. Anderson and Mr. Honore are no longer members of the Board, nor of any board committees; that the Board of Directors is comprised of three directors – Mr. Garcia, Mr. Slatic, and Mr. Cashen; that Mr. Garcia is the Company’s Chief Executive Officer; and other relief. The Complaint also seeks damages and injunctive relief against Mr. Anderson and Mr. Honore for conduct alleged to have been in violation of the Company’s Bylaws. A copy of the Complaint is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 15, 2025 (the “July 15, 2025 Form 8-K”).

On June 18, 2025, lawyers purporting to represent the Company sent to Mr. Garcia, purportedly at the request of its Audit Committee, a cease and desist demand letter demanding that Mr. Garcia cease and desist allegedly unauthorized activities taken in the name of the Company. A copy of the June 18, 2025 letter is attached as Exhibit 10.2 to the July 15, 2025 Form 8-K.

On June 23, 2025, Mr. Anderson and Mr. Honore, on their own behalf and purportedly on behalf of the Company, filed an Answer and Counterclaim against Mr. Garcia, Mr. Cashen, Mr. Slatic, and the Company’s Controller, Michael Goossen. The Counterclaim alleges, among other things, that Mr. Garcia failed to disclose his arrest at an airport TSA checkpoint for carrying a firearm in his backpack; failed to disclose the suspension of a security guard and patrol business license in North Carolina, and that Mr. Garcia paid over $30,000 to a third-party without first obtaining the consent of Mr. Anderson and Mr. Honore as Compensation Committee members. The Counterclaim seeks damages against Mr. Garcia for breaches of fiduciary duty, and against Mr. Garcia, Mr. Cashen, Mr. Slatic, and Mr. Goossen for conversion, and against Mr. Garcia, Mr. Cashen, and Mr. Slatic for fraud. The Counterclaim also seeks declaratory and injunctive relief to declare that Mr. Garcia’s actions following his termination as Chief Executive Office were unlawful, that transfers of funds to the third-party were improper, that Mr. Cashen’s and Mr. Slatic’s appointment to the Board was unlawful, that the purported removal of Mr. Anderson and Mr. Honore from the Board was unlawful, and the removal of Mr. Anderson as President and Chief Executive Officer and restoration of Mr. Garcia as President and Chief Executive Officer was unlawful. A copy of the Answer and Counterclaim is attached as Exhibit 10.3 to the July 15, 2025 Form 8-K.

On June 26, 2025, the Company terminated Mr. Jason Bovell from the position of Chief Financial Officer for, among other reasons, failure to respond to communications by the Company since June 18, 2025.

On June 26, 2025, Mr. Anderson and Mr. Honore, on their own behalf and purportedly on behalf of the Company, filed an Application for Temporary Restraining Order and Motion for Preliminary Injunction against Mr. Garcia, Mr. Cashen, Mr. Slatic, and Mr. Goossen prohibiting the appointment of Mr. Cashen and Mr. Slatic to the Board of Directors, prohibiting the removal of Mr. Anderson and Mr. Honore from the Board, prohibiting the reinstitution of Mr. Garcia as Chief Executive Officer, prohibiting Mr. Garcia, Mr. Cashen, and Mr. Slatic from making or publishing any further false statements regarding their purported positions at and on the Board; prohibiting Mr. Garcia, Mr. Cashen, and Mr. Slatic from taking any further action on behalf of the Company. The Application for Temporary Restraining Order and Motion for Preliminary Injunction is attached as Exhibit 10.4 to the July 15, 2025 Form 8-K.

On July 1, 2025, Garcia filed an Opposition to Counterclaimants’ Application for Temporary Restraining Order and Motion for Preliminary Injunction.

On July 2, 2025, the Court denied Mr Anderson’s and Mr. Honore’s Application for Temporary Restraining Order and Motion for Preliminary Injunction against Mr. Garcia, Mr. Cashen, Mr. Slatic, and Mr. Goossen. The Findings of Fact, Conclusions of Law, and Order Denying Counterclaimants’ Application for Temporary Restraining Order, Scheduling Supplemental Briefing and Setting Evidentiary Hearing on Counterclaimants’ Motion for Preliminary Injunction is attached as Exhibit 10.5 to the July 15, 2025 Form 8-K.

Following a two-day evidentiary hearing on July 29 and 31, 2025, the Court denied Mr. Anderson’s and Mr. Honore’s motion for a preliminary injunction without prejudice, concluding, among other things, that Mr. Anderson and Mr. Honore failed to show a likelihood of success on the merits of their claims. However, the Court allowed them to provide additional proof that Mr. Garcia was not the controlling shareholder as of June 16, 2025. There is a court date set in February 2027. Both parties have agreed to a mediation, which is scheduled to occur in May 2026.

Interruption of Line of Credit Financing

On July 1, 2025, the Company received a notice of an event of default under its Government Purchase Order/Receivables Financing Agreement (the “Financing Agreement”), dated as of February 5, 2025, between the Company and List Government Receivables Fund, LLC (aka Legalist”) (the “Lender”). The Financing Agreement provides for a revolving line of credit for Borrower in the aggregate maximum principal amount of $7,000,000. Amounts advanced accrue interest daily at the U.S. prime rate in effect from time to time (divided by 365) plus 0.0246%. On July 1, 2025, the outstanding principal balance due was $5,845,900. Pursuant to the Financing Agreement, the Company granted to the Lender a continuing lien on and security interest in all assets of Borrower. TransportUS, Inc., a California corporation, and Lawrence D. Garcia each have guaranteed the Company’s payment and performance obligations under the Financing Agreement.

The notice stated there is the occurrence and continuation of certain Events of Default under the Financing Agreement, from at least June 12, 2025, arising from circumstances that the Lender contends constitute an Event of Default under Section 21(e) of the Financing Agreement and which, in Lender’s sole discretion, have caused Lender to deem itself insecure. As a result, since such date, incremental 4.75% interest has accrued on all of the Borrower’s obligations under the Financing Agreement and shall continue until repayment in full.

Section 21(e) of the Financing Agreement provides that an “Event of Default” shall be deemed to have occurred and be continuing if: (e) [a]ny material change occurs in Borrower’s business or business structure, expressly including its ownership or financial condition or there occurs any dispute between its principals/managers/officers, any of which (in Lender’s sole and absolute discretion) causes Lender to deem itself insecure; Borrower acknowledges that it shall not change any material aspect of its business structure.

After an Event of Default, the Lender may, in its sole and absolute discretion, require Government Account Debtors to pay Eligible Purchase Order and/or Eligible Receivable obligations directly to it or an affiliate, including (i) notify a Government Account Debtor that its account has been assigned to Lender by Borrower and that payment thereof shall be made to the order of and directly to Lender and (ii) demanding, collecting, or enforcing payment thereof. After an Event of Default, Lender may suspend or terminate Lender’s obligations to make advances upon notice of termination to Borrower, after which Borrower shall be obligated to pay immediately to Lender the full amount of its outstanding obligations. After an Event of Default, Borrower, its successors or assigns, shall be chargeable with and agrees to pay all costs of collection and defense, including attorneys’ fees and costs, actually incurred by Lender.

On July 1, 2025, prior to receiving the notice of default, the Company requested a draw under the Financing Agreement in the amount of $981,816, a substantial part of which was to fund the Company’s July 10, 2025 payroll obligation. On July 2, 2025, Legalist informed the Company that in light of the existing Event of Default under the Financing Agreement that it would not make any advances unless and until the default had been resolved to its satisfaction. As a result, the Company is unable to satisfy its July 10, 2025 payroll obligation, which will materially adversely affect the Company’s results of operations and financial position.

A copy of the Financing Agreement is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2025. The above description of the terms of the Financing Agreement is qualified in its entirety by reference to such exhibit.

As a result of the Lender’s actions described above, and in order to act responsibly and transparently with our contracting agencies, on July 14, 2025, AGSS formally notified the respective federal Contracting Officers that the Company was required to forfeit the following contracts:

Social Security Administration – Wilkes-Barre, PA (Annual Revenue: $3,184,176)

Social Security Administration – Urbana, MD (Annual Revenue: $6,339,912)

Social Security Administration – Durham, NC (Annual Revenue: $5,490,360)

On March 27, 2026, Legalist Government Receivables Fund, LP, and Legalist SPV III, LP filed in the Supreme Court of New York (Index No. 651884/2026), a Notice of Motion for Summary Judgment in Lieu of Complaint for entry of judgment against the Company, TransportUS, Inc., and Lawrence D. Garcia in the amount of $4,123,549,73, as well as attorneys’ fees, costs, and expenses and further relief.

The major impact of the management dispute and interruption of the financing agreement was the loss of our operational fund source and the significant attorney fees we incurred. The lender, Legalist LLC, was providing monthly cash for operations for our then six federal contracts.

The following is an overview of the strategic plan developed for 2026

There are three avenues for AGSS to achieve the significant success it seeks for our shareholders. Those are:

1.	Grow the Transportation company through new federal contracts and local private party services

2.	Adapt to and drive the need for high tech security services as the leader in the industry

3.	Acquire industry related companies

All three of these strategies require capital to accelerate success. Which is why a large portion of the executive management team and the board’s focus is exploring every opportunity to find a willing partner investor to join AGSS and help AGSS achieve the goal of becoming a company actively trade on the NASDAQ market.

The first avenue is rather routine for the transportation company. That is submitting bids on every VA contract that is announced. TUS has established a duplicatable structure and system allowing us to establish an operation anywhere in the USA. We can do this without a significant amount of capital, but investment capital would allow TUS own vehicles rather than leasing them, allowing for better contract pricing increasing the odds of being awarded new contracts. TUS currently has four outstanding bids and two more being prepared. In the next twelve months management anticipates approximately 6-10 RFP’s to be put out by the VA. Additionally, the market is expanding to accommodate individual’s needs for non-emergency medical transportation. TUS has been looking into ways to meet this need in a profitable way. It appears the best approach is to focus on private pay transportation. A part of our strategic plan is to first develop this service in the Fresno area and then expand by adding the service to the team in southern CA. There is a need for new capital to help develop this service. There’s a need for two new fully outfitted vehicles and personnel to be available to deliver the service and build the program.

Management is taking steps to increase revenue for our AGC subsidiary by focusing on our very successful combination of portable surveillance system, 24/7 monitoring and security guard response. This three-part approach to protecting business assets meets the needs of most businesses and is very affordable over the traditional night guard. It allows AGC to support the customers’ needs, using our portable high-tech camera systems at a much lower cost to the customer. At the same time AGC benefits from fewer guards to cover more companies. Immediately, AGSS is launching a new marketing campaign, opening a sales office in Las Vegas, and hiring two individuals to our sales team. This will provide the sales needed to cover our operational cash needs, while we develop the next level of high-tech business asset protection.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2025, and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ending December 31, 2025, and 2024, together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2024, the Securities and Exchange Commission (the “Commission”) entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers and its sole audit partner, Benjamin F. Borgers CPA, permanently barring Mr. Borgers and BF Borgers from appearing or practicing before the Commission as an accountant (the “Order”). As a result of the Order, BF Borgers may no longer serve as the independent registered public accounting firm for the Company, nor can BF Borgers issue any audit reports included in Commission filings or provide consent with respect to audit reports. In light of the Order, on May 6, 2024, the Board of Directors of the Company terminated the engagement of BF Borgers as its independent registered accounting firm.

BF Borgers’s reports on the Company’s financial statements for the fiscal years ended December 31, 2023, and 2022 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended. The Company appointed an independent audit committee June 14, 2023.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information regarding our directors and executive officers as of December 31, 2025:

The following persons are executive officers and directors upon completion of the Merger, and hold the positions set forth opposite their respective names, including shares held.

Name	Age	Position	Common shares held	Percentage of Class(1)
Lawrence Garcia	53	Chairman of the Board, President and Chief Executive Officer Chief Operating Officer, Chief Marketing Officer, Secretary, Treasurer and Director	70,179,413	78.55%

Michael Goossen, CPA	64	Chief Financial Officer	3,000,000	3.36%

Wilhelm Cashion	73	Director	none	0%

Major Terry Slatyic	66	Director	none	0%

(1)	Based on 94,918,292 shares of common stock outstanding as of December 31, 2024

Lawrence Garcia is the CEO and President of AmeriGuard Security Service, Inc incorporated in state of California in 2002. Lawrence is a disabled veteran of the United States Navy and of Hispanic dissent. He has led the company from a small local guard company to a national company currently managing Federal Government contracts. Mr. Garcia has twice been named, “Businessman of the Year” in the State of California.

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

Wilhem Cashen, Board Director. Mr. Cashen has over four decades of experience with business development, turn-a-rounds and a specialist in the automotive and Electric Vehicle (EV) sectors, Wilhelm Cashen has established himself as a pioneering force since 1978. His diverse and impactful career encompasses special vehicle manufacturing, software development for automation, and strategic involvement with machine learning and AI-driven companies. As both a founder and turnaround specialist, Wilhelm has successfully built and restructured ventures across non-profit and for-profit landscapes, demonstrating exceptional leadership in engineering, manufacturing, and corporate strategy. His accomplishments include the development of groundbreaking vehicle designs, execution of successful business acquisitions, and the advancement of innovative initiatives in machine learning, artificial intelligence and robotics.

Major Terry Slatic, Board Director. Major Slatic had a unique time in the Marine Corp. His 11 years as a Marine spanned two separate service years, 1984-1988 and 2006-2013. During his second term with the Marines, he was deployed to Iran and Afghanistan 6 times. He received medical retirement in 2013. He has a degree in economics and has worked for Abott Laboratories, Idexx Laboratories and Biopure Corporation. He served as a board member of the Fresno Unified School District from 2018-2022, and currently is a Radio host on KNJ 580AM in Fresno CA.

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

Insider Trading

Arrangements and Policies

We have not yet adopted an insider trading policy, but we do plan to adopt such a policy by the end of the fiscal year 2026.

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

2025 Equity Incentive Plan

Our Board of Directors and stockholders, owning a majority of our outstanding shares plans to adopt an Equity Incentive Plan during 2026. Details of the plan will be developed with the input of the Board of Directors along with the established compensation committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive positions and salaries:

Name and Position	Year	Salary ($)	Bonus ($)	Other Compensation ($)	Total ($)
Lawrence Garcia – CEO	2025	176,464	53,500	34,982	264,946
	2024	188,351		21,279	209,630

Michael Goossen, CPA – CFO	2025	142,500	60,000	1,067	203,567
Jason Bovell, CPA – Former CFO	2024				240,000

Employment Agreements

As of December 31, 2025, there are no employment agreements in place. It is the intention of ownership to rely on the recommendation of the compensation committee appointed by the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our officers as of December 31, 2025.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2025 and 2024 under any long-term incentive plan.

Director Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Payments to Directors declined in 2025 compared to 2024. Payments totaled $90,000 for the year ending December 31, 2025, and $135,000 for the year ending December 31, 2024. The reason for the decline was in two parts. First the two previous Board directors, Douglas Anderson and General Richard Honore, were removed by the majority shareholder Lawrence Garcia in June of 2025. This ended the stipends paid to board members. The new board members mentioned above in Item 10, have agreed to serve without compensation until the Company regains profitability and positive cash flow.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of March 31, 2026 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name	Beneficial Ownership	Percentage of Class(1)
Lawrence Garcia	70,179,413	78.55%
Michael Goossen, CPA	3,000,000	3.36%
All officers/directors as a group (2 people)	73,179,413	81.91%

(1)	Based on 89,348,478 shares of common stock outstanding as of December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As of December 31, 2025, the subsidiary TransportUS Inc., has a note receivable from AmeriGuard Security Systems, Inc. (SYS). SYS is a California Corporation, owned 100% by Lawrence Garcia, the majority shareholder of AGSS. See financial statement Note 3 for additional information regarding the note receivable.

Additionally, the Veterans Administration contracts managed by TUS are awarded to SYS.

To date TUS has managed the contracts in full, and received all revenues and paid all expenses.

Independence of the Board of Directors

For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that two of our directors are independent. This does constitute an independent board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by our independent public accountants for the following professional services performed for us during the fiscal year ended December 31, 2025, and 2024, as set forth in the table below:

	2025		2024
Audit Fees		$170,000		$80,000
Audit Related Fees	$		$
Tax Fees	$		$
All other fees	$			$21,500
TOTAL FEES		$170,000		$101,500

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

AMERIGUARD SECURITY SERVICES, INC.

Date: June 26, 2026	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: June 26, 2026	By:	/s/ Michael Goossen
		Name:	Michael Goossen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Ameriguard Security Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameriguard Security Services, Inc. as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Ameriguard Security Services, Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the events and conditions, including recurring operating losses, negative stockholders’ equity, significant current debt obligations, defaults under financing arrangements, adverse legal and regulatory matters, the loss of key government contracts, and the loss of a major transportation contract subsequent to year end, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Ameriguard Security Services, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Bush & Associates CPA LLC

We have served as Ameriguard Security Services, Inc.'s auditor since 2024.

Las Vegas, Nevada

June 26, 2026

PCAOB ID Number 6797

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$728,915	$424,588
Accounts Receivable	1,428,224	2,335,712
Current Portion Related Party Note Receivable (note 3)	12,289	12,289
Prepaid Expenses	388,940	414,288
Deposits	17,000	107,489
Related Party Transactions (note 4)	-	-
Total Current Assets	2,575,368	3,294,366

Other Non-Current Assets
Fixed Assets, Net Depreciation (note 5)	1,160,754	1,175,547
Related Party Note Receivable (note 3)	66,361	288,459
Operating Lease (note 6)	2,642,589	3,261,415
Goodwill (note 7)	1,795,406	1,795,406
Total Non-Current Assets	5,665,110	6,520,827

Total Assets	$8,240,479	$9,815,194

Liabilities
Current Liabilities
Accounts Payable	$2,073,391	$1,601,752
Accrued Payroll	314,531	730,110
Deferred Revenue (note 8)	-	657,327
Payroll Liability - Pension (note 9)	269,118	708,120
Deferred Liability Subsidiary (note 5)	35,700	121,500
Current Portion Operating Lease (note 6)	903,648	924,808
Current portion of Notes Payable (note 10)	4,066,430	2,854,977
Total Current Liabilities	7,662,818	7,598,594

Long Term Liabilities
Long Term Portion of Notes Payable (note 10)	2,385,658	3,000,123
Operating Lease (note 6)	1,738,941	2,336,607
Total Liabilities	11,787,417	12,935,324

Stockholders’ Equity
Common stock, $.001 par value, 89,348,478 shares issued and outstanding at December 31, 2025 and 2024 (Note 7)	210,830	159,846
Retained earnings/(deficit)	(3,757,768)	(3,279,976)
Total Stockholders’ Equity	(3,546,938)	(3,120,130)
Total Liabilities and Stockholders’ Equity	$8,240,479	$9,815,194

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ending

	December 31,	December 31,
	2025	2024
Revenue
Services	$23,346,028	$26,258,260
Discounts and allowances	(184,429)	(22,981)
Other operational income	370,039	200,332
Total Revenue	23,531,638	26,435,611

Cost of Services
Salaries and related taxes	12,738,297	16,695,048
Employee benefits	1,907,845	3,386,874
Sub-Contractor payments	2,102,882	848,247
Training and direct expenses	96,041	130,347
Vehicles and equipment expenses	3,558,281	2,376,140
Total Cost of Services	20,403,246	23,436,656
Gross Margin	3,128,292	2,998,955

Operating Expenses
Salaries, payroll taxes and benefits	1,461,943	1,365,121
Vehicle expense	313,016	453,517
Professional services	944,283	992,521
Communiction services	195,041	187,248
General liability insurance	164,741	199,643
Advertising and marketing	59,723	265,321
Staff training	84,700	191,823
Livescan services fees	62,458	88,643
Licenses and permits	205,080	161,473
General and administrative expenses	1,114,823	763,387
Loan interest	1,295,598	1,495,789
Depreciation expense	361,067	238,070
Total Operating Expenses	6,262,473	6,402,556

Net Income/(Loss) from Operations	(3,134,181)	(3,403,601)

Other Income (Expenses)
Other Income	2,808,570	52,366
Gain on Deferred Liability Subsidiary	85,800	1,018,500
Other (Expense) Operational	(247,330)	-
Loss on Deferred Liability Subsidiary
Total Other Income/(Expense)	2,647,040	1,070,866

Net Income/(loss) before Income Taxes	(487,141)	(2,332,735)

Income tax expense	651	3,562

Net Income/(loss)	$(487,792)	$(2,336,297)

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0055)	$(0.0246)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	89,358,478	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2025 and 2024

	Common Stock		Preferred Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2023	94,917,302	159,846	-	-	7,120,595	(8,064,274)	$(783,833)
Common Stock adjustment	990					-	-
Net Loss for year ended December 31, 2024	-	-	-	-	-	(2,336,297)	(2,336,297)
Balance, December 31, 2024	94,918,292	159,846	-	-	7,120,595	(10,400,571)	$(3,120,130)
Common Stock retired by Majority Shareholder	(10,000,000)	(10,000)				10,000	-
Common Stock issued, Convertible Debt	4,430,186	60,984				-	60,984
Net Loss for year ended December 31, 2025						(487,792)	(487,792)
Balance, December 31, 2025	89,348,478	210,830	-	-	7,120,595	(10,878,363)	(3,546,938)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ending

	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities
Net Income/(Loss)	$(487,792)	$(2,336,297)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	901,488	(752,333)
Prepaid insurance	25,346	(182,917)
Deposits	90,489	(45,914)
Accounts payable	471,639	1,247,609
Accrued Interest	-	-
Accrued Payroll	(415,579)	103,417
Deferred Revenue	(657,327)	(65,000)
Payroll liabilities	(439,002)	200,327
Depreciation	361,067	238,070
(Gain)/Loss on Deferred Liability - Subsidiary	(85,800)	(1,018,500)
Operating Lease Liability	618,826	(2,284,005)
Operating Lease Asset	(618,826)	2,284,006
Net Cash (Used)/provided in Operating Activities	(235,471)	(2,611,537)

Cash Flows (Used)/Provided from Investing Activities
Purchase of Fixed Assets, Net Retirements	(346,273)	(839,504)
Building improvements	-	-
Net Cash Used by Investing Activities	(346,273)	(839,504)

Cash (Used)/Provided from Financing Activities
Note Receivable	222,098	49,252
Financed Capital	3,994,097	4,420,385
Payment for Shareholder buyout	(73,105)	(166,864)
Loan principal payments	(3,318,003)	(2,593,262)
Capital Stock Increase	60,984	-
Net Cash Provided by Financing Activities	886,071	1,709,511

Net Increase (Decrease) in Cash	304,327	(1,741,530)
Cash at Beginning of Period	424,588	2,166,118
Cash at End of Period	$728,915	$424,588

Supplemental Cash Flow Information:
Income Taxes Paid	$651	$3,562
Interest Paid	$1,295,598	$1,495,789
Supplemental disclosure of non-cash financing activities:
Shareholder Loan	$2,457,991	$2,531,096
Operating leases - right of use asset	$2,642,589	$3,261,415
Operating leases - lease liability	$2,642,588	$3,261,415

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

Basis of Presentation

These consolidating financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. The financial statements and notes include TransportUS Inc.’s financial results for 2024 and 2025.

Risks and Uncertainties

The risks and uncertainties described below may not be the only ones we are or may face in the future. If any of the following do occur, our business, financial condition or results of operations could be materially adversely affected.

The company receives over 90% of its total revenue from six Federal contracts as described in Note 13 below. These contracts have specific terms, typically five years with the opportunity for extension, but there are no assurances they will be extended. Although we have had several extended in the past, there is no guarantee this will again happened in the future. However, there are significant direct expenses for each contract that also are removed from operations at the end of a contract. As a result, the revenue lost from a completed contract does not affect the bottom-line profits in an amount equal to the revenue lost. The actual net income impact depends on the contract.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern and they do not include any adjustments that might have an impact on the outcome of this uncertainty.

For the year ended December 31, 2025, the Company incurred a net loss of approximately $500,000, generated a loss from operations of approximately $3.1 million, and used cash in operating activities of approximately $235,000. As of December 31, 2025, the Company had an accumulated deficit, stockholders’ deficit of approximately $3.5 million, and total notes payable of approximately $6.5 million, of which approximately $4.1 million is classified as current. The Company is highly leveraged and has limited access to additional sources of liquidity.

During 2025 and through the filing date of these financial statements, the Company experienced significant adverse events and conditions, including: (i) the loss and premature termination of three federal security contracts with the Social Security Administration which historically generated aggregate annual revenues in excess of $14.5 million; (ii) a dispute with the Company’s former directors and an associated governance dispute; and (iii) increased operating costs and wage-related compliance matters.

On February 5, 2025, the Company entered into a government receivables-backed line of credit of up to 7.0 million with Legalist, Inc. to fund its operations and repay various high-interest merchant advances and loans. In 2025 and 2026, the Company failed to comply with the terms of this facility and Legalist declared the Company in default. On March 27, 2026, Legalist Government Receivables Fund, LP, and Legalist SPV III, LP filed a motion for summary judgment in lieu of complaint in the Supreme Court of New York seeking judgment against the Company, TransportUS, Inc., and the Company’s Chief Executive Officer in the amount of approximately $4.1 million plus attorneys’ fees, costs and other relief.

In addition, as a result of the loss of the Social Security Administration contracts, resulting from the Company’s inability to timely fund payroll, the U.S. Department of Labor (“DOL”) initiated an investigation into wage and hour compliance under certain federal contracts. In February 2026, the DOL notified the Company that alleged violations of prevailing wage, fringe benefits and overtime requirements resulted in back wages of approximately $1.3 million, of which approximately $356,000 remains outstanding, for which the DOL has requested payment. The Company has informed the DOL that it does not currently have the ability to pay the full amount and has requested a payment schedule, which has not been finalized as of the issuance date of these financial statements.

The Company is also subject to wage-and-hour litigation, including two PAGA/class action matters involving alleged failures to pay minimum wages, sick pay, meal and rest break penalties, wage statement violations and related claims. One matter involving AmeriGuard Security of California, Inc. was settled in March 2025 for $150,000 with a 10% initial payment and the remaining amount expected to be paid following court approval, which is anticipated in late 2026. A second matter involving TransportUS, Inc. was settled in February 2026 for $150,000, payable eighteen months from the settlement date.

Subsequent to year end, on April 8, 2026, the Company was notified by the Department of Veterans Affairs that the Veterans Affairs Long Beach, California transportation contract, which had been managed by TransportUS, Inc. for approximately 7.5 years and provides annual revenues of approximately $9.0 million, was not renewed in favor of a new contractor. This represents an estimated 58% reduction in total revenues projected for 2026.

These events and conditions, including recurring operating losses, negative stockholders’ equity, significant current debt obligations, defaults under financing arrangements, adverse legal and regulatory matters, the loss of key government contracts, and the loss of a major transportation contract subsequent to year end, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Management’s plans to address these matters include seeking to restructure or refinance existing debt obligations, including the Legalist facility, negotiating payment plans with the DOL and other claimants, continue to pursue equity investors and convertible debt financing, continue to implement cost-reduction initiatives, and seeking to obtain new government and commercial contracts to replace lost revenue.

There can be no assurance that these plans will be successfully implemented or will be sufficient to enable the Company to meet its obligations as they become due. If the Company is unable to execute its plans and obtain additional financing on acceptable terms, it may be forced to significantly curtail or cease operations, seek protection under bankruptcy laws, or pursue other strategic alternatives.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2025, and December 31, 2024, the Company had cash and cash equivalents totaling $728,915 and $424,588 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over ninety percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of December 31, 2025, and 2024, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

The Company is a lessee with Enterprise Lease Management for vehicles used in operations, under an all-inclusive master lease. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and a right-of-use (ROU) asset at the commencement date. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. The discount rate is the interest rate that equates the present value of future lease payments to the Right-of-Use (ROU) asset or lease liability. The leasehold amortization was calculated using an incremental borrowing rate based on the 7-year risk-free Treasury rate as of the month the lease began. This rate was applied to determine the present value of the lease payments and record the right-of-use asset and lease liability as recorded on the balance sheet as detailed in Note 6.

The Company has elected, for all underlying classes of assets, not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement. As of December 31, 2025, the Company does not have any leases that qualify for this election.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2024, and December 31, 2025, due to the short-term nature of these instruments.

NOTE 3 – RELATED PARTY NOTE RECEIVABLE

On December 31, 2022, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of the award. Funds from the contract were shared with AmeriGuard during the first 3.5 years of operations, which ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For 2023, the payments were interest only in the amount of $1,750. The note receivable is presented with the current portion of $12,289 and long-term portion of $66,361 for the year ending December 31, 2025, and the current portion of $12,289 and long-term portion of $288,459 for the year ending December 31, 2024.

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

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following on December 31, 2025, and 2024:

	2025	2024
Leasehold Improvements	274,133	274,133
Machinery and Equipment	480,836	298,974
Vehicles	1,631,005	1,466,593
Total Fixed Assets	2,385,974	2,039,700
Accumulated Depreciation	(1,225,220)	(864,153)
Fixed Assets, Net	$1,160,754	$1,175,547

Accumulated Depreciation includes depreciation expense of $361,067 for the year ended December 31, 2025, and the amount of $238,070 for the year ended December 31, 2024.

NOTE 6 – OPERATING LEASES

We have leased vehicles with terms greater than one year that are classified as operating leases per the guidelines. The lease terms vary between 48 and 60 months. At the end of the term the vehicle becomes the property of the Company.

The capital lease value as calculated following FASB guidelines is presented as a non-current asset on the balance sheet. As of December 31, 2025, the value is calculated to be $2,642,589, and as of December 31, 2024, the value was $3,261,415. For the Operating Lease liability, the amount of $2,642,589 was calculated as of December 31, 2025, and was $3,261,415 as of December 31, 2024. The Operating Lease liability is presented as current and long term. The current portion of the Operating Lease liability for December 31, 2025, is $903,648, with the long-term portion of $1,738,941. For December 31, 2024, the current portion is $924,808, with the long-term portion of $2,366,607. The cause for the decrease in both the Operating Lease asset and liability as of December 31, 2025, is due to the removal of several vehicles used by AGC for the guard contracts that were forfeited.

The discount rate is the interest rate that equates the present value of future lease payments to the Right-of-Use (ROU) asset or lease liability. The leasehold amortization was calculated using an incremental borrowing rate based on the 7-year risk-free Treasury rate as of the month the lease began. This rate was applied to determine the present value of the lease payments and record the right-of-use asset and lease liability as recorded on the balance sheet.

Maturities of lease liabilities on December 31, 2025, are as follows:

●	2026:	$898,345
●	2027:	$870,619
●	2028:	$674,267
●	2029:	$199,358
●	Total	$2,642,589

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

The estimated fair value of the reporting unit is $8,240,000 compared to its carrying amount of $2,220,000. As a result, no impairment was recorded. The Company had no goodwill on its balance sheet prior to the acquisition:

Description	Amount ($)
Balance as of December 31, 2023	$1,795,406
Impairment	-
Balance as of December 31, 2024	1,795,406
Impairment	-
Balance as of December 31, 2025	$1,795,406

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

As of December 31, 2025, the Deferred Liability in Subsidiary decreased by $85,000 due to the decrease in share value as of that date. This created a gain from deferred liability of subsidiary equal to $85,000. The result is a balance of $35,700 in Deferred Liability Subsidiary as of December 31, 2025.

NOTE 8 – DEFERRED REVENUE

During the first three years of operations of TransportUS Inc, Secure Transportation, Inc. (Secure), a subcontractor, advanced funds to TransportUS Inc. with the expectation of future services provided for Secure. This arrangement ended, December 31, 2021, after Secure had advanced $1,087,327. The agreement moving forward requires TransportUS to provide services in the amount of $15,000 per month or return funds to secure in that same amount. Since 2022, TransportUS has returned funds in the amount of $430,000, leaving a balance of $657,327 as of December 31, 2024. During 2025, Secure was sold at near bankruptcy. There was no written agreement with Secure, only a verbal agreement with the owner. Once the owner sold the company the deferred Revenue agreement ended and the remaining balance was written off as debt forgiveness.

NOTE 9 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on December 31, 2025, and 2024 for all plans were $269,118 and $708,120 respectively. The significant decline in pension liability was largely due to the forfeiture of the three guard contracts discussed earlier.

NOTE 10 – NOTES PAYABLE

On February 05, 2025, the Company entered into a government purchase orders/receivables backed line of credit of $7,000,000 with a maturity date of August 5, 2026, with Legalist, Inc an investment firm specializing in alternative assets. The agreement requires the payments from the six Federal Contracts described in Note 13 – Concentration of Sales, to go directly to the lenders, with the Company allowed to draw on the credit line every week as needed for operations. Interest on the outstanding balance is accrued daily at the U.S. Prime Rate plus .0246%. The effective interest rate as of March 31, 2025, was 16.5%. As an active line of credit, the balance is presented as current.

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

In June 2020, AmeriGuard Security Services, Inc. received an SBA Loan through Fresno First Bank in the amount of $1,080,000 that was used to close out a Citibank loan in the amount of $312,339 with the remaining balance after expenses held in reserve. The SBA loan is a 10-year loan with monthly principal and interest payments. Interest rate is variable at prime rate plus 2.75%, adjusted every calendar quarter. Balance remaining on the SBA loan was $649,359 as of December 31, 2024, this note was paid in full on February 5, 2025, by the receivables backed credit line from Legalist Inc. discussed above.

On December 20, 2023, the company entered into a short-term loan agreement collateralized by accounts receivable from TVT Capital LLC. The agreement encumbered $1,199,200 of receivables resulting in a note payable of $800,000; the repayment term requires $49,967 per week for 24 weeks. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. Balance due December 31, 2024, of $580,000, this note was paid in full on February 5, 2025, by the receivables backed credit line from Legalist Inc. discussed above.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Cedar Advance Capital. The agreement encumbered $719,250 of receivables, resulting in a note payable of $525,000; the repayment term requires $22,477 per week for 32 weeks. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. Balance due December 31, 2024, of $475,000, this note was paid in full on February 5, 2025, by the receivables backed credit line from Legalist Inc. discussed above.

On January 2, 2024, the Company entered into a short-term loan agreement collateralized by accounts receivable with Velocity Capital Group. The agreement encumbered $565,150 of receivables resulting in a note payable of $412,500; the repayment term requires $17,660 per week for 32 weeks. During 2024, the Company was unable to pay the weekly payments as required by the note and went into default in April 2024. Negotiations for lower payments and total interest due continued throughout the following months and a final settlement was achieved in February 2025. Balance due December 31, 2024, of $420,000, this note was paid in full on February 5, 2025, by the receivables backed credit line from Legalist Inc. discussed above.

On April 16, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $90,850, reduced by an original issue discount and fee of $15,850 and with an interest rate of 12%. Note requires 10 equal payments of $10,175 starting May 30, 2024. Note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $27,254. This loan was paid as per loan agreement as of March 31, 2025.

On April 16, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $90,850, reduced by an original issue discount and fee of $15,850 and with an interest rate of 12%. The note requires 5 payments starting October 30, 2024, with a payment of $50,876, followed by 4 equal payments each month in the amount of $12,719. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $34,069. This loan was paid as per loan agreement as of February 28, 2025.

On June 17, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $121,900, reduced by an original issue discount and fee of $21,900 and with an interest rate of 12%. The note requires 5 payments starting December 15, 2024, with a payment of $68,264, followed by 4 equal payments each month in the amount of $17,066. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $87,971. This loan was paid as per loan agreement as of April 15, 2025.

On August 19, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $121,900, reduced by an original issue discount and fee of $21,900 and with an interest rate of 12%. Note requires 10 equal payments of $13,863 starting August 30, 2024. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $85,330. This loan was paid as per loan agreement as of June 30, 2025.

On November 6, 2024, The Company entered into a short-term loan agreement with 1800 Diagonal Lending LLC. The amount funded was $124,020, reduced by an original issue discount and fees of $24,020 and with an interest rate of 12%. Note requires 5 payments starting March 15, 2025, with a payment of $47,541, followed by a payment of $47,541 on May 15, 2025, followed by 4 equal payments each month in the amount of $11,885. The note is collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. Balance due on December 31, 2024, was $124,020. The last payment made by AGSS was May 16, 2025, leaving a balance due of $60,984. This balance was paid via 5 separate stock conversion with the final stock conversion completed August 18, 2025.

On November 08, 2024, The Company entered into a short-term loan agreement with First Class Industries. The amount funded was $160,000, reduced by an original issue discount and fees of $10,000 and with an interest rate of 7%. The note requires principal repayment January 04, 2025. Note is collateralized by Social Security Services – Urbana invoice #4065 in the amount of $485,785. Additionally, majority shareholder Lawrence Garcia agreed to transfer 150,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $160,000. This note was paid in full on February 5, 2025, by the receivables backed credit line from Legalist Inc. discussed above.

On November 20, 2024, The Company entered into a short-term loan agreement with First Class Industries. The amount funded was $336,000, reduced by an original issue discount and fees of $36,000 and with an interest rate of 12%. The note requires principal repayment January 20, 2025. The note is collateralized by Long Beach Veterans Administration invoice # VA-LB NOV24A in the amount of $376,829. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 150,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $336,000. This note was paid in full on February 5, 2025, by the receivables backed credit line from Legalist Inc. discussed above.

On November 21, 2024, The Company entered into a short-term loan agreement with W.L.L Associates. The amount funded was $230,000, reduced by an original issue discount and fees of $30,000 and with an interest rate of 15%. Note requires principal repayment January 05, 2025. Note is collateralized by Social Security Administration – Durham NC #4060 in the amount of $457,520. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 250,000 of his shares to the lender following payment of loan. Balance due on December 31, 2024, was $230,000. This note was paid in full on February 5, 2025, by the receivables backed credit line from Legalist Inc. discussed above.

On December 08, 2024, The Company entered into a short-term loan agreement with W.L.L Associates. The amount funded was $115,000, reduced by an original issue discount and fees of $15,000 and with an interest rate of 15%. The note requires principal repayment January 09, 2025. Note is collateralized by Social Security Administration – Urbana MD #4065 in the amount of $485,785. Along with all future invoices until note paid. Additionally, majority shareholder Lawrence Garcia agreed to transfer 100,000 of his shares to the lender following payment of loan. On January 8, 2025, W.L.L Associates modified the note, extending the payment date to February 12, 2025. Balance due on December 31, 2024, was $115,000. This note was paid in full on February 5, 2025, by the receivables backed credit line from Legalist Inc. discussed above.

On July 7, 2022, the Company entered into a buyout agreement with shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company accrued interest on December 31, 2022, of $49,035. Balance remains in the amount of $2,697,960. All interest due was paid December 28, 2023, resulting in a balance of $0 on December 31, 2023. The Company requested a deferral of the payment of principal due December 31, 2023, and received a deferral from Mrs. Flores. On January 22, 2024, the Company entered into an agreement with Lillian Flores regarding the deferral of the required shareholder buyout payment of $611,253 due December 31, 2023. The deferral of the principal payment was requested by the Company for the purpose of capital retention. The agreement allows for a $16,500 monthly principal and interest payment starting in January 2024 through June 2024. Monthly interest is calculated at $1,585, leaving $14,915 applied to the principal. The agreement requires the remaining deferred principal of $521,763 to be paid by the Company on or before June 30, 2024. On June 30, 2024, Lillian Flores agreed to continue the extension payments of $16,500 amortized at 5%, with the remaining amount due December 31, 2026. Balance due December 31, 2024, was $2,531,096. During 2025 the Company made various principal and interest payments when possible throughout the year. The balance due as of December 31, 2025, is $2,457,991, of which $72,333 is included in current portion of notes payable.

The following schedule details the loans active as of December 31, 2025, and 2024:

	2025	2024
Current Portion:
Notes and loans payable	$4,066,430	$2,854,977
Long term Portion:
Notes and loans payable	2,385,658	3,000,123
Total Notes Payable	$6,452,088	$5,855,100

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

From the reverse merger transaction in December 2022, there was an immaterial difference in the number of shares outstanding per our transfer agent VStock Transfer LLC, and the internal records maintained by AGSS. It was decided to make the reconciliation adjustment for December 31, 2024, audit year and the immaterial difference of 990 shares were added to the Common Shares total bringing the total amount of outstanding shares to 94,981,292. Matching the transfer agent’s shareholder listing for the same date.

During 2025, There were two events that impacted the number of common stocks issued and outstanding. The first event was the majority shareholder Lawrence Garcia, voluntarily retired 10,000,000 of his personal shares at par value of $.001. The purpose of retiring the shares was to reduce the total outstanding shares by 10%, making the Company more attractive to investors. The second event relates to a short-term loan agreement with 1800 Diagonal Lending LLC as described in Note 10 above. The note was collateralized with common share convertible at 71% of the lowest market value during the 10 days prior to conversion. The last payment made by the Company was May 16, 2025, leaving a balance due of $60,984. This balance was paid via 5 separate stock conversion with the final stock conversion completed on August 18, 2025. Total shares issued to 1800 Diagonal Lending LLC were 4,440,186.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of December 31, 2025, the company had 57 vehicles under lease. The lease agreement includes maintenance services and tracking. The terms of the lease agreement vary based on the date the vehicle was leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 13 – CONCENTRATION OF SALES

The Company had six Federal contracts continuing into 2025, approximately 90% of our total services revenue for the year ended December 31, 2025. All federal contracts are awarded with a term of 5 years, with annual renewals. At the end of each contract year the government has the option to renew, cancel or renegotiate. The Company began 2025 with six contracts, with three contracts ending June 30, 2025. The contracts and their respective terms are as follows:

●	Social Security Administration, NSC	-	September 2022 through June 2025 Annual Revenue of approx. $6.1M

●	Social security Administration, SSC	-	June 2022 through June 2025 Annual Revenue of approx. $5.4M

●	Social Security Administration, WBDOC	-	June 2021 through June 2025 Annual Revenue of approx. $3M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through March 2025 Annual Revenue of approx. $9M

●	Veterans Administration – Los Angeles CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $1M

●	Veterans Administration – Loma Linda CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $2.8M

NOTE 14 – LITIGATION AND CLAIMS

As of December 31, 2025, there were two employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations and violation of the unfair business practices act. One of the employment issues was rolled up into the lawsuit against Ameriguard Security of California, Inc, and the other lawsuit was against TransportUS, Inc. In March of 2025, the lawsuit against AGC was settled for $150,000. A 10% deposit was required, and the settlement has not been finalized by the courts. It is anticipated that payment to be due in late 2026. The TUS lawsuit was settled in February 2026 in the amount of $150,000, payable in 18 months. Neither settlement agreements have been accrued. The settlements are not officially due until the court agrees to the settlement. Due to the backlog of cases in LA County, neither settlement has been finalized by the court as of December 31, 2026.

On June 12, 2025, Douglass Anderson and Russel Honore, on behalf of the Board of Directors of the Company, removed Lawrence D. Garcia from the position of Chief Executive Officer of the Company and appointed Douglas Anderson, an independent director of the Board and member of the Audit Committee and Compensation Committee, as interim Chief Executive Officer.

On June 16, 2025, Lawrence Garcia, as a majority shareholder, pursuant to Section 3.6 of the Company’s bylaws, removed Mr. Anderson and Mr. Honore as board members. In addition, on June 16, 2025, Mr. Garcia, pursuant to the bylaws, appointed Wilhelm Cashen and Terry Slatic, as board members. The Board of Directors removed Douglas Anderson from the position of Interim Chief Executive Officer of the Company and re-appointed Mr. Garcia as Chief Executive Officer. At the same time, the Board of Directors appointed Terry Slatic and Wilhelm Cashen to be the members of the Audit Committee.

On June 17, 2025, the Company and Mr. Garcia filed a Complaint in the District Court, Clark County, Case No. A-25-921392-B (Dept. 31) (the “Complaint”), against its former directors, Douglas Anderson and Russell Honore. The Complaint seeks declaratory relief to declare that the Board’s earlier purported removal of Mr. Garcia from the Company’s Board of Directors on June 12, 2025, was in violation of the Company’s Bylaws and invalid; that Mr. Anderson and Mr. Honore are no longer members of the Board, nor of any board committees; that the Board of Directors is comprised of three directors – Mr. Garcia, Mr. Slatic, and Mr. Cashen; that Mr. Garcia is the Company’s Chief Executive Officer; and other relief. The Complaint also seeks damages and injunctive relief against Mr. Anderson and Mr. Honore for conduct alleged to have been in violation of the Company’s Bylaws. A copy of the Complaint is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 15, 2025 (the “July 15, 2025 Form 8-K).

On June 23, 2025, Mr. Anderson and Mr. Honore, on their own behalf and purportedly on behalf of the Company, filed an Answer and Counterclaim against Mr. Garcia, Mr. Cashen, Mr. Slatic, and the Company’s Controller, Michael Goossen. The Counterclaim alleges, among other things, that Mr. Garcia failed to disclose his arrest at an airport TSA checkpoint for carrying a firearm in his backpack; failed to disclose the suspension of a security guard and patrol business license in North Carolina, and that Mr. Garcia paid over $30,000 to a third-party without first obtaining the consent of Mr. Anderson and Mr. Honore as Compensation Committee members. The Counterclaim seeks damages against Mr. Garcia for breaches of fiduciary duty, and against Mr. Garcia, Mr. Cashen, Mr. Slatic, and Mr. Goossen for conversion, and against Mr. Garcia, Mr. Cashen, and Mr. Slatic for fraud. The Counterclaim also seeks declaratory and injunctive relief to declare that Mr. Garcia’s actions following his termination as Chief Executive Office were unlawful, that transfers of funds to the third-party were improper, that Mr. Cashen’s and Mr. Slatic’s appointment to the Board was unlawful, that the purported removal of Mr. Anderson and Mr. Honore from the Board was unlawful, and the removal of Mr. Anderson as President and Chief Executive Officer and restoration of Mr. Garcia as President and Chief Executive Officer was unlawful. A copy of the Answer and Counterclaim is attached as Exhibit 10.3 to the July 15, 2025 Form 8-K.

On June 26, 2025, Mr. Anderson and Mr. Honore, on their own behalf and purportedly on behalf of the Company, filed an Application for Temporary Restraining Order and Motion for Preliminary Injunction against Mr. Garcia, Mr. Cashen, Mr. Slatic, and Mr. Goossen prohibiting the appointment of Mr. Cashen and Mr. Slatic to the Board of Directors, prohibiting the removal of Mr. Anderson and Mr. Honore from the Board, prohibiting the reinstitution of Mr. Garcia as Chief Executive Officer, prohibiting Mr. Garcia, Mr. Cashen, and Mr. Slatic from making or publishing any further false statements regarding their purported positions at and on the Board; prohibiting Mr. Garcia, Mr. Cashen, and Mr. Slatic from taking any further action on behalf of the Company. The Application for Temporary Restraining Order and Motion for Preliminary Injunction is attached as Exhibit 10.4 to the July 15, 2025 Form 8-K.

On July 1, 2025, Garcia filed an Opposition to Counterclaimants’ Application for Temporary Restraining Order and Motion for Preliminary Injunction.

On July 2, 2025, the Court denied Mr Anderson’s and Mr. Honore’s Application for Temporary Restraining Order and Motion for Preliminary Injunction against Mr. Garcia, Mr. Cashen, Mr. Slatic, and Mr. Goossen. The Findings of Fact, Conclusions of Law, and Order Denying Counterclaimants’ Application for Temporary Restraining Order, Scheduling Supplemental Briefing and Setting Evidentiary Hearing on Counterclaimants’ Motion for Preliminary Injunction is attached as Exhibit 10.5 to the July 15, 2025 Form 8-K.

Following a two-day evidentiary hearing on July 29 and 31, 2025, the Court denied Mr. Anderson’s and Mr. Honore’s motion for a preliminary injunction without prejudice, concluding, among other things, that Mr. Anderson and Mr. Honore failed to show a likelihood of success on the merits of their claims. However, the Court allowed them to provide additional proof that Mr. Garcia was not the controlling shareholder as of June 16, 2025. There is a court date set in February 2027. Both parties have agreed to a mediation, which is scheduled to occur in May 2026.

NOTE 15 – INCOME TAXES

Due to the losses incurred during the tax year ending 2024, and the expected zero tax due for 2025, there is no estimated tax liability for 2024. 2025 has also resulted in a net loss. Therefore, no provision for income taxes has been included in the accompanying financial statements.

NOTE 16 – SUBSEQUENT EVENTS

As a result of the premature end of three Social Security Administration contracts discussed in Item 7, Management’s Discussion and Analysis section, Management Dispute and Interruption of Credit Line with Legalist , the Company has been notified of a significant liability. When the Company lost its operational funding and had to forfeit the SSA contracts, the Federal Department of Labor (DOL) takes on the responsibility of ensuring the guards are paid during the transition to a new contractor. Any remaining amounts due to the exiting contractor are forwarded to the DOL. In February 2026, the company was notified by the DOL that there is a wage payment shortage of $356,741 and the Company is required to reimburse the DOL this amount. The Company notified the DOL that it is unable to pay the requested amount in full and requested a payment schedule. As of the filing of this 10-K the schedule has not been finalized with the DOL. However, since the liability is certain it is included as a vendor payable on December 31, 2025, consolidated balance sheet.

On April 1, 2026, the Company received notice that an employment lawsuit was filed on behalf of a former employee. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations and violation of the unfair business practices act. Management believes there is no merit in this case as in previous employee suits filed against the Company over the past three years. The suit is under review by counsel, and an action plan has yet to be determined.

On March 23, 2026, Ameriguard Security Services Inc. (AGSS), received an email from the Department of Veterans Affairs Regional Procurement Office West, located in Pheonix AZ that the Veterans Affairs Long Beach CA contract was not awarded to TransportUS Inc. (TUS) a subsidiary of AGSS. The contract had been managed by TUS for 7.5 years and provided approximately $9 Million in annual revenues. This is approximately 58% loss of total revenue projected to be earned in 2026.

The contract was awarded to a California Corporation with a 3.5-year term, representing a total contract award of $20,928,228. The process of transitioning the contract from TUS to the new contractor will take place during April 2026. This award to the new contractor is a part of the normal contract business operations and although significant to TUS, is not unusual in the industry. TUS continues to bid on other transportation contracts of equal value.

On May 6, 2026, the Company held a mediation conference regarding the counterclaim filed by former board members Anderson and Honore against Mr. Garcia, CEO, Mrs. Cashen and Slatic, Board Members and Mr. Goossen, Controller when suit filed, described in the 5th paragraph of Note 14 – Litigation and Claims. The mediation was held at the request of the D&O insurance company, Sampo. The result of the mediation was the award of a $500,000 settlement to the Company. Since the mediation, the settlement document has not been approved by the opposing counsel. The positions held by the opposing counsel may prevent the settlement from going through. As of the date of the financial statements filing, the settlement is still pending.