Form 10-Q
period 2026-03-31
AMERIGUARD SECURITY SERVICES, INC.
filed 2026-07-01
CIK 1514443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 31, 2026, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter is $389,996.

The number of outstanding shares of the registrant’s common stock on March 31, 2026, was 89,348,478

Documents Incorporated by Reference: None.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

ii

PART I – Financial Information

Item 1. Financial Statements (unaudited)

AmeriGuard Security Services, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash	$215,949	$728,915
Accounts Receivable, net	1,611,281	1,428,224
Current Portion Related Party Note Receivable (note 3)	12,289	12,289
Prepaid Expenses	435,322	388,940
Deposits	18,250	17,000
Related Party Transactions (note 4)	-	-
Total Current Assets	2,293,092	2,575,368

Other Non-Current Assets
Fixed Assets, net depreciation (note 5)	1,075,413	1,160,754
Related Party Note Receivable (note 3)	66,361	66,361
Operating Lease (note 6)	2,642,589	2,642,589
Goodwill (note 7)	1,795,406	1,795,406
Total Non-Current Assets	5,579,769	5,665,110
Total Assets	$7,872,861	$8,240,479

Liabilities
Current Liabilities
Accounts Payable	$2,367,694	$2,073,391
Accrued Payroll	314,531	314,531
Payroll Liability - Pension (note 8)	320,673	269,118
Deferred Liability Subsidiary (note 7)	35,700	35,700
Current Portion Operating Lease (note 6)	903,648	903,648
Current portion of notes payable (note 9)	4,195,882	4,066,430
Total Current Liabilities	8,138,128	7,662,818

Long Term Liabilities
Long Term Portion of Notes Payable (note 9)	2,385,658	2,385,658
Long Term Portion Operating Lease (note 6)	1,738,941	1,738,941
Total Liabilities	12,262,727	11,787,417

Stockholders’ equity
Common Stock, $.001 par value, 89,348,478 shares issued and outstanding at March 31, 2026 and December 31, 2025 (Note 10)	210,830	210,830
Retained Earnings/(Defecit)	(4,600,695)	(3,757,768)
Total Stockholders’ Equity	(4,389,865)	(3,546,938)
Total Liabilities and Stockholders’ Equity	$7,872,862	$8,240,479

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ending

	March 31,	March 31,
	2026	2025
Revenue
Services	$3,330,390	$7,128,310
Discounts and allowances	-	(2,545)
Other operational income	101,500	47,792
Total Revenue	3,431,890	7,173,557

Cost of Services
Salaries and related taxes	1,613,989	4,433,669
Employee benefits	358,600	793,932
Sub-Contractor payments	376,364	526,819
Training and direct expenses	10,171	33,388
Vehicles and equipment expenses	909,673	793,024
Total Cost of Services	3,268,797	6,580,832
Gross Margin	163,093	592,725

Operating Expenses
Salaries, payroll taxes and benefits	177,355	322,357
Vehicle expense	31,203	134,672
Professional services	188,733	403,239
Communiction services	42,454	50,668
General liability insurance	45,981	39,247
Advertising and marketing	10,045	27,538
Staff training	-	29,266
Livescan services fees	1,062	19,299
Licenses and permits	56,793	53,676
General and administrative expenses	270,466	551,603
Loan interest	129,453	238,812
Depreciation expense	111,705	78,507
Total Operating Expenses	1,065,249	1,948,884

Net Income/(Loss) from Operations	(902,156)	(1,356,159)

Other Income (Expenses)
Other Income	59,228	(113,913)
Loss on Deferred Liability Subsidiary	-	-
Total Other Income/(Expense)	59,228	(113,913)

Net Income/(loss) before Income Taxes	(842,927)	(1,470,072)

Income tax expense

Net Income/(loss)	$(842,927)	$(1,470,072)

Net Income/(loss) per Common Share - Basic and Diluted	$(0.0094)	$(0.0155)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	89,348,478	94,917,302

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

or the Three Months Ending March 31, 2026

	Common Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance, December 31, 2025	89,358,478	210,830	7,120,595	(10,878,363)	$(3,546,938)
Net Loss for the nine months ending March 31, 2026				(842,927)	(842,927)
Balance, Septmeber 30, 2025	89,358,478	210,830	7,120,595	(11,721,290)	(4,389,865)

See accompanying notes to financial statements

AmeriGuard Security Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ending

	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities
Net Income/(Loss)	$(842,927)	$(1,470,072)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts receivable, net	(197,057)	109,921
Prepaid insurance	(46,383)	(165,517)
Deposits	(1,250)	-
Accounts payable	314,301	(271,371)
Deferred revenue	-	-
Accrued interest	-	-
Accrued payroll	-	447
Payroll liability - pension	51,556	(203,035)
Deferred liability subsidiary	-	133,500
Depreciation	111,705	78,507
Net Cash (Used)/provided in Operating Activities	(610,055)	(1,787,620)

Cash Flows (Used)/Provided from Investing Activities
Purchase of fixed assets, net retirements	(26,364)	(17,036)
Building improvements	-	-
Net Cash Used by Investing Activities	(26,364)	(17,036)

Cash (Used)/Provided from Financing Activities
Note receivable	-	96,004
Operating Lease Liability	(6,000)	-
Financed Capital	129,453	2,801,375
Loan principle payments	-	(1,229,359)
Payment for shareholder buyout	-	(17,718)
Common Share activity, Net	-
Net Cash Provided by Financing Activities	123,453	1,650,302

Net Increase (Decrease) in Cash	(512,967)	(154,354)
Cash at Beginning of Period	728,915	424,838
Cash at End of Period	$215,949	$270,484

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$129,453	$410,875
Supplemental disclosure of non-cash financing activities:
Shareholder loan	$2,697,960	$2,697,960
Operating leases - right of use asset	$2,642,589	$3,060,681
Operating leases - lease liability	$2,642,589	$3,060,681

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

The company receives over 85% of its total revenue from six Federal contracts as described in Note 12 below. These contracts have specific terms, typically five years with the opportunity for extension, but there are no assurances they will be extended. Although we have had several extended in the past, there is no guarantee this will again happened in the future. However, there are significant direct expenses for each contract that also are removed from operations at the end of a contract. As a result, the revenue lost from a completed contract does not affect the bottom-line profits in an amount equal to the revenue lost. The actual net income impact depends on the contract.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2026, and December 31, 2025, the Company had cash and cash equivalents totaling $215,949 and $728,915 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other bad debt expense. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. With over eighty-seven percent of year end accounts receivable balance from Federal contracts that require payment, and the uncollectable amount historically has been less than 1%. As of March 31, 2026, and December 31, 2025, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

The Company has elected, for all underlying classes of assets, not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement. As of March 31, 2026, the Company does not have any leases that qualify for this election.

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

Ninety eight percent of revenues are billed monthly and recognized in the month the services were provided. Refunds and returns, which are minimal, are recorded as a reduction of revenue. The Company has not recorded a reserve for returns on March 31, 2025, nor December 31, 2025, since it does not believe such returns will be material.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2025, and March 31, 2026, due to the short-term nature of these instruments.

NOTE 3 – RELATED PARTY NOTE RECEIVABLE

On December 31, 2022, TransportUS held a receivable from a related company, AmeriGuard Security Systems, Inc (AmeriGuard) in the amount of $350,000. The relationship with AmeriGuard relates to the contract the Company holds with the Veteran’s Administration in Long Beach, California. The contract required this relationship with AmeriGuard, at the time of award. Funds from the contract were shared with AmeriGuard during the first 3.5 years of operations. The revenue sharing ended April 2022. As of December 31, 2022, the receivable was adjusted to $350,000 and a note payable from AmeriGuard was executed. The $350,000 note is amortized over 20 years, with a balloon payment December 31, 2032. The interest rate is 6%, with the monthly payment of $2,500. For March 31, 2026, the note receivable is presented with the current portion of $12,289, and long-term portion of $66,361. As of December 31, 2025, the short-term portion is $12,289 and a long-term portion of $66,361. No payments have been received from Ameriguard during the quarter due to Ameriguard making large additional principal payment in 2025. Payments are scheduled to resume July 2026.

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

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following on March 31, 2026, and December 31, 2025:

	2026	2025
Leasehold Improvements	274,133	274,133
Machinery and Equipment	484,564	480,836
Vehicles	1,653,641	1,631,005
Total Fixed Assets	2,412,338	2,385,974
Accumulated Depreciation	(1,336,925)	(1,225,220)
Fixed Assets, Net	$1,075,413	$1,160,754

NOTE 6 – OPERATING LEASES

We have leased vehicles with terms greater than one year that are classified as operating leases per the guidelines. The lease terms vary between 48 and 60 months. At the end of the term the vehicle becomes the property of the Company.

The capital lease value is calculated following FASB guidelines annually and is presented as a non-current asset on the balance sheet. As of December 31, 2025, the value is calculated to be $2,642,589. The Operating Lease liability is presented as current and long term. The current portion of the Operating Lease liability for December 31, 2025, is $903,648, and the long-term portion is $1,738,941. The non-current operating lease asset is $2,642,589 as of March 31, 2026, and the current portion of the Operating Lease Liability is $903,648, with long-term Operating Lease Liability of $1,738,941. Since there is no income statement impact of the capital lease calculations, management has chosen to make the adjustment annually. However, if a significant event impacts the capital lease values, management will recalculate the lease values in the quarter of the event.

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

NOTE 7 – GOODWILL

As of March 31, 2026, the Company’s goodwill totaled $1,795,406, resulting from the purchase of TransportUS, Inc., in October 2023. No goodwill was acquired or disposed of during the quarter.

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

NOTE 8 – PAYROLL LIABILITY – PENSION

The company offers various pension plans to employee groups based on location of employment. Corporate office employees and guards have an option to participate in a 401K sponsored by the company with a matching program up to 5% of employee salary. Federal contracts have union agreements that define the pension calculation and due dates. It is the responsibility of the company to calculate the pension benefit amount each month and contribute the amount due to the plan designated. The pension balances due on March 31, 2025, and December 31, 2025, were $320,673 and $269,118 respectively.

NOTE 9 – NOTES PAYABLE

On February 05, 2025, the Company entered into a government purchase orders/receivables backed line of credit of $7,000,000 with a maturity date of August 5, 2026, with Legalist, Inc an investment firm specializing in alternative assets. The agreement requires the payments from the six Federal Contracts described in Note 13 – Concentration of Sales, to go directly to the lenders, with the Company allowed to draw on the credit line every week as needed for operations. Interest on the outstanding balance is accrued daily at the U.S. Prime Rate plus .0246%. The effective interest rate as of March 31, 2026, was 14.5%. Balance as of March 31, 2025, and December 31, 2025, were $4,123,550, and $3,994,097respectively. As an active line of credit, the balance is presented as current.

On July 7, 2022, the Company entered into a buyout agreement with shareholder Lillian Flores. The total buyout amount was $3,384,950 representing 45% of the calculated business value as of December 31, 2020. Following the initial payment of $686,990, the company agreed to make 4 equal installments of principal and interest of $739,508 each December 31, starting 2023. Interest is calculated at a fixed rate of 3.110% compounded semi-annually. The company accrued interest on December 31, 2022, of $49,035. Balance remains in the amount of $2,697,960. All interest due was paid December 28, 2023, resulting in a balance of $0 on December 31, 2023. The Company requested a deferral of the payment of principal due December 31, 2023, and received a deferral from Mrs. Flores. On January 22, 2024, the Company entered into an agreement with Lillian Flores regarding the deferral of the required shareholder buyout payment of $611,253 due December 31, 2023. The deferral of the principal payment was requested by the Company for the purpose of capital retention. The agreement allows for a $16,500 monthly principal and interest payment starting in January 2024 through June 2024. Monthly interest is calculated at $1,585, leaving $14,915 applied to the principal. The agreement requires the remaining deferred principal of $521,763 to be paid by the Company on or before June 30, 2024. On June 30, 2024, Lillian Flores agreed to continue the extension payments of $16,500 amortized at 5%, with the remaining amount due December 31, 2026. Balance due December 31, 2024, was $2,531,096. During 2025 the Company made various principal and interest payments when possible throughout the year. The balance due as of December 31, 2025, is $2,457,991, of which $72,333 is included in current portion of notes payable. Due to lack of operational funds to continue payments to Ms. Flores, all payments and interest accruals have been deferred indefinitely.

The following schedule details the loans active as of March 31, 2026, and December 31, 2025:

	2026	2025
Current Portion:
Notes and loans payable	$4,195,882	$4,066,430
Long term Portion:
Notes and loans payable	2,385,658	2,385,658
Total Notes Payable	$6,581,540	$6,452,088

NOTE 10 – STOCKHOLDERS’ EQUITY

The only change to Stockholders Deficit through 1st Quarter 2026 is the inclusion of the consolidated net loss of $842,927.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The company has a multiple vehicle lease agreement with Enterprise Leasing. As of March 31, 2026, the company had 40 vehicles under lease. The lease agreement includes maintenance services and tracking. The terms of the lease agreement vary based on the date the vehicle was leased and the respective terms for each vehicle. The master lease is updated annually and requires annual internal financial reports and company tax return.

NOTE 12 – CONCENTRATION OF SALES

The company generated approximately $3,330,390 in service revenue as of March 31, 2026, including approximately $2,859,946 in contract service revenue. Of the total service revenue, approximately 85% was earned from the three federal contracts listed below:

●	Veterans Administration – Central Los Angeles CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $1.2M

●	Veterans Administration – Long Beach CA	-	Feb 2019 through April 2026 Total 2026 Revenue approx. $2.5M

●	Veterans Administration – Loma Linda CA	-	Oct 2024 through Sep 2029 Annual Revenue of approx. $2.6M

NOTE 13 – LITIGATION AND CLAIMS

As of December 31, 2025, there were two employment issues pending. The issues revolve around terminated employees alleging the Company has failed to pay minimum wages, sick pay wages, meal period violations, rest period violations, wage statement violations and violation of the unfair business practices act. One of the employment issues was rolled into the lawsuit against Ameriguard Security of California, Inc, and the other lawsuit was against TransportUS, Inc. In March of 2025, the lawsuit against AGC was settled for $150,000. A 10% deposit was required, and the settlement has not been finalized by the courts. It is anticipated that payment to be due in late 2026. The TUS lawsuit was settled in February 2026 in the amount of $150,000, payable in 18 months. Neither settlement agreements have been accrued. The settlements are not officially due until the court agrees to the settlement. Due to the backlog of cases in LA County, neither settlement has been finalized by the court as of December 31, 2026.

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

On June 17, 2025, the Company and Mr. Garcia filed a Complaint in the District Court, Clark County, Case No. A-25-921392-B (Dept. 31) (the “Complaint”), against its former directors, Douglas Anderson and Russell Honore. The Complaint seeks declaratory relief to declare that the Board’s earlier purported removal of Mr. Garcia from the Company’s Board of Directors on June 12, 2025, was in violation of the Company’s Bylaws and invalid; that Mr. Anderson and Mr. Honore are no longer members of the Board, nor of any board committees; that the Board of Directors is comprised of three directors – Mr. Garcia, Mr. Slatic, and Mr. Cashen; that Mr. Garcia is the Company’s Chief Executive Officer; and other relief. The Complaint also seeks damages and injunctive relief against Mr. Anderson and Mr. Honore for conduct, alleged to have been in violation of the Company’s Bylaws. A copy of the Complaint is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 15, 2025 (the “July 15, 2025 Form 8-K).

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

Following a two-day evidentiary hearing on July 29 and 31, 2025, the Court denied Mr. Anderson’s and Mr. Honore’s motion for a preliminary injunction without prejudice, concluding, among other things, that Mr. Anderson and Mr. Honore failed to show a likelihood of success on the merits of their claims. However, the Court allowed them to provide additional proof that Mr. Garcia was not the controlling shareholder as of June 16, 2025. There is a court date set in February 2027. Both parties have agreed to a mediation, which is scheduled to occur in May 2026. The mediation did occur and the Company was awarded $500,000 in settlement of the actions of Mr. Anderson and Mr. Honore. Mr. Anderson’s and Mr. Honore’s counsel has raised concerns regarding the wording of the settlement which has put the settlement in jeopardy.

NOTE 14 – INCOME TAXES

Due to the losses incurred during the tax year ending 2023, and the expected zero tax due for 2024, there is no estimated tax liability as of March 31, 2026. Therefore, no provision for income taxes has been included in the accompanying financial statements.

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

Results of Operations for the three months ending March 31, 2026

Revenues and Cost of Goods Sold

During the first quarter of 2026 the Company experienced a 52.2% decrease in total revenue compared to the same time period of 2025 of approximately $3,742,000. The decrease is the result of losing three federal guard contracts in July 2025. The reasons for losing the contracts are described in some detail in Note – 13 Litigation and Claims. The result of actions taken by the previous board members, Mr. Anderson and Mr. Honore, was the Accounts Receivable credit line provider declared the Company in default and cancelled all further funding, making it impossible for the company to meet operational cash needs in July 2025.

The government contract revenue category decrease accounted for the entire decline in total revenues. The decreased government revenue impacted the Gross Profit Margin as well. The Company experienced a decline in gross profit by over $429,000 in 2026 over that in 2025.

Operating Expenses and Other Expense

Operation expenses decreased in 2026 over 2025 by 45.3%, an amount of approximately $884,000. This decrease was the result of decreases in nearly all operating expense categories, except for minor increases in General Liability insurance, Licenses and Permits and Depreciation Expense. All other expense categories declined by amounts as small as $8,200 up to $281,000. In percentages the declines were from 16% to 77%. These declines are traceable directly to the three federal guard contracts lost in July 2025.

Management is focused on reducing operating expenses wherever possible to increase the bottom line.

Net (Loss) from Operations and Net (Loss) before Taxes

Net loss from operations through March 31, 2026, decreased approximately $454,000, over the loss during the same period of 2025. Although the Company experience a decline in Gross profit in 2026 and compared to the same period in 2025, the much greater decline in operational expenses allowed for the reduced loss in 2026 compared to 2025.

Liquidity and Capital Resources

The Company’s principal sources of liquidity include cash from operations and proceeds from debt financing. During the three months ending March 31, 2026, operations generated a net decrease in cash of approximately $610,000 while cash used by investing activities was approximately $26,300. Financing activities added approximately $123,400. The net decrease in cash for the period was approximately $513,000.

On March 31, 2026, the Company had cash on hand of $215,949 with total current assets of $2,293,092.

Moving Forward

Management has developed a strategic plan moving forward in 2026.

There are three avenues for AGSS to achieve the significant success it seeks for our shareholders. Those are:

1.	Grow the Transportation company through new federal contracts and local private party services

2.	Adapt to and drive the need for high tech security services as the leader in the industry

3.	Acquiring industry related companies

All three of these strategies require capital to accelerate success. Which is why a large portion of the executive management team and the board’s focus is exploring every opportunity to find a willing partner investor to join AGSS and help AGSS achieve the goal of becoming an active company trading on the NASDAQ market.

The first avenue is rather routine for the transportation company, TransportUS Inc. (TUS). That is submitting bids on every VA contract that is announced. TUS has established a duplicatable structure and system allowing us to establish an operation anywhere in the USA. We can do this without a significant amount of capital, but investment capital would allow TUS own vehicles rather than leasing them, allowing for better contract pricing increasing the odds of being awarded new contracts. TUS currently has four outstanding bids and two more being prepared. In the next twelve months management anticipates approximately 6-10 RFP’s to be put out by the VA. Additionally, the market is expanding to accommodate individual’s needs for non-emergency medical transportation. TUS has been looking into ways to meet this need in a profitable way. It appears the best approach is to focus on private pay transportation. A part of our strategic plan is to first develop this service in the Fresno area and then expand by adding the service to the team in southern CA. There is a need for new capital to help develop this service.

Management is taking steps to increase revenue from our subsidiary Ameriguard Security of California, Inc (AGC), by focusing on our very successful combination of portable surveillance system, 24/7 monitoring and security guard response. This three-part approach to protecting business assets meets the needs of most businesses and is very affordable over the traditional night guard. It allows AGC to support the customers’ needs, using our portable high-tech camera systems at a much lower cost to the customer. At the same time AGC benefits from fewer guards to cover more companies. Immediately, AGSS is launching a new marketing campaign, opening a sales office in Las Vegas, and hiring two individuals to our sales team. This will provide the sales needed to cover our operational cash needs, while we develop the next level of high-tech business asset protection. The Las Vegas office was established during this quarter, and a sales team is in place. We have begun the sales process and there appear to be a significant opportunity in Las Vegas. Although there hasn’t been a new service agreement achieved to date, management is certain of sales before the end of the second quarter.

Management continues complete reorganization of operations which is ongoing. We have taken steps necessary to keep our Transportation company operating and have begun eliminating all non-vital expenses in all categories and companies. Although we are optimistic that we will be able to continue, the future is not certain. We can operate profitably moving forward resulting in some free cash flow. Month to month expenses will be met. However, the amount of debt held by the Company and the amounts due to vendors is significant and may be more than the future operations can manage. The Company’s continued operations greatly depend upon the arrangements that can be made with the Lender and the patience of our vendors.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to a weakness in our internal control over financial reporting discussed below.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of March 31, 2026, due to the same weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire support staff to separate duties between different individuals. The Company plans to address these weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weakness.

As of March 31, 2026, we did not maintain effective controls over the control environment. The Board of Directors has not established an audit committee as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2026, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO. Management believes that the weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management will further recruit qualified individuals, establish an audit committee, and ensure that board members have current and pertinent financial experience.

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

See Note 13 – Litigation and Claims for details on all legal proceedings at this time.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIGUARD SECURITY SERVICES, INC.

Date: June 30, 2026	By:	/s/ Lawrence Garcia
		Name:	Lawrence Garcia
		Title:	Chief Executive Officer
(principal executive officer)

Date: June 30, 2026	By:	/s/ Michael Goossen
		Name:	Michael Goossen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

AMERIGUARD SECURITY SERVICES, INC.

Exhibit Index to Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2026

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